Form 10-Q
period 2023-03-31
Atlanticus Holdings Corp
filed 2023-05-09
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, 14,464,185 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2023	2022

Assets
Unrestricted cash and cash equivalents (including $186.8 million and $202.2 million associated with variable interest entities at March 31, 2023 and December 31, 2022, respectively)	$389,835	$384,984
Restricted cash and cash equivalents (including $27.9 million and $27.6 million associated with variable interest entities at March 31, 2023 and December 31, 2022, respectively)	44,677	48,208
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $1,735.3 million and $1,735.9 million associated with variable interest entities at March 31, 2023 and December 31, 2022, respectively)	1,795,589	1,817,976
Loans, interest and fees receivable, gross	113,367	105,267
Allowances for uncollectible loans, interest and fees receivable	(1,737)	(1,643)
Deferred revenue	(18,207)	(16,190)
Net loans, interest and fees receivable	1,889,012	1,905,410
Property at cost, net of depreciation	12,160	10,013
Operating lease right-of-use assets	11,614	11,782
Prepaid expenses and other assets	27,997	27,417
Total assets	$2,375,295	$2,387,814
Liabilities
Accounts payable and accrued expenses	$42,006	$44,332
Operating lease liabilities	20,363	20,112
Notes payable, net (including $1,543.7 million and $1,586.0 million associated with variable interest entities at March 31, 2023 and December 31, 2022, respectively)	1,614,575	1,653,306
Senior notes, net	144,743	144,385
Income tax liability	68,845	60,689
Total liabilities	1,890,532	1,922,824

Commitments and contingencies (Note 10)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at March 31, 2023 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2022 (Note 5) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 5)	100,025	99,950

Shareholders' Equity
Series B preferred stock, no par value, 3,254,161 shares issued and outstanding at March 31, 2023 (liquidation preference - $81.4 million); 3,204,640 shares issued and outstanding at December 31, 2022 (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 14,528,546 and 14,453,415 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Paid-in capital	115,796	121,996
Retained earnings	230,627	204,415
Total shareholders’ equity	346,423	326,411
Noncontrolling interests	(1,685)	(1,371)
Total equity	344,738	325,040
Total liabilities, preferred stock and equity	$2,375,295	$2,387,814

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2023	2022
Revenue:
Consumer loans, including past due fees	$209,701	$164,806
Fees and related income on earning assets	44,357	54,698
Other revenue	6,924	10,266
Total operating revenue, net	260,982	229,770
Other non-operating revenue	59	61
Total revenue	261,041	229,831

Interest expense	(24,234)	(17,410)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	(704)	(147)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(149,822)	(104,680)
Net margin	86,281	107,594

Operating expenses:
Salaries and benefits	10,604	11,426
Card and loan servicing	24,335	22,675
Marketing and solicitation	10,406	20,573
Depreciation	618	593
Other	6,236	14,693
Total operating expenses	52,199	69,960
Income before income taxes	34,082	37,634
Income tax (expense) benefit	(8,188)	7,121
Net income	25,894	44,755
Net loss attributable to noncontrolling interests	318	255
Net income attributable to controlling interests	26,212	45,010
Preferred dividends and discount accretion	(6,227)	(6,206)
Net income attributable to common shareholders	$19,985	$38,804
Net income attributable to common shareholders per common share—basic	$1.38	$2.62
Net income attributable to common shareholders per common share—diluted	$1.08	$1.96

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Temporary Equity (Unaudited)

For the Three Months Ended March 31, 2023 and March 31, 2022

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2022	3,204,640	$—	14,453,415	$—	$121,996	$204,415	$(1,371)	$325,040	$99,950	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Discount associated with repurchase of preferred stock	—	—	—	—	16	—	—	16	—	—
Preferred dividends	—	—	—	—	(6,168)	—	—	(6,168)	—	—
Stock option exercises and proceeds related thereto	—	—	1,258	—	19	—	—	19	—	—
Compensatory stock issuances, net of forfeitures	—	—	146,227	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	51,327	—	—	—	1,069	—	—	1,069	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Stock-based compensation costs	—	—	—	—	931	—	—	931	—	—
Redemption and retirement of preferred shares	(1,806)	—	—	—	(45)	—	—	(45)	—	—
Redemption and retirement of common shares	—	—	(72,354)	—	(1,947)	—	—	(1,947)	—	—
Net income (loss)	—	—	—	—	—	26,212	(318)	25,894	—	—
Balance at March 31, 2023	3,254,161	$—	14,528,546	$—	$115,796	$230,627	$(1,685)	$344,738	$100,025	$40,000

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2021	3,188,533	$—	14,804,408	$—	$227,763	$60,236	$(500)	$287,499	$99,650	$40,000
Cumulative effects from adoption of the CECL standard	—	—	—	—	—	8,582	—	8,582	—	—
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,131)	—	—	(6,131)	—	—
Stock option exercises and proceeds related thereto	—	—	1,000,534	—	2,788	—	—	2,788	—	—
Compensatory stock issuances, net of forfeitures	—	—	113,165	—	—	—	—	—	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Stock-based compensation costs	—	—	—	—	1,111	—	—	1,111	—	—
Redemption and retirement of shares	—	—	(1,005,212)	—	(65,214)	—	—	(65,214)	—	—
Net income (loss)	—	—	—	—	—	45,010	(255)	44,755	—	—
Balance at March 31, 2022	3,188,533	$—	14,912,895	$—	$160,242	$113,828	$(751)	$273,319	$99,725	$40,000

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$25,894	$44,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	844	1,916
Provision for losses on loans, interest and fees receivable	704	147
Income from accretion of merchant fees and discount associated with receivables purchases	(34,002)	(27,189)
Changes in fair value of loans, interest and fees receivable recorded at fair value	149,822	104,680
Amortization of deferred loan costs	1,442	1,136
Stock-based compensation costs	931	1,111
Lease liability payments	(180)	(2,635)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(49,211)	(45,363)
Increase (decrease) in income tax liability	8,156	(7,177)
(Decrease) increase in accounts payable and accrued expenses	(1,866)	9,499
Other	(836)	(131)
Net cash provided by operating activities	101,698	80,749

Investing activities
Proceeds from recoveries on charged off receivables	16,380	5,460
Investments in earning assets	(545,464)	(563,313)
Proceeds from earning assets	478,419	455,298
Purchases and development of property, net of disposals	(2,765)	(76)
Net cash used in investing activities	(53,430)	(102,631)

Financing activities
Noncontrolling interests contributions	4	4
Proceeds from issuance of Series B preferred stock, net of issuance costs	1,069	—
Preferred dividends	(6,253)	(6,016)
Proceeds from exercise of stock options	19	2,788
Purchase and retirement of outstanding common and preferred stock	(1,976)	(65,214)
Proceeds from borrowings	55,464	41,247
Repayment of borrowings	(95,278)	(52,068)
Net cash used in financing activities	(46,951)	(79,259)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3	(10)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,320	(101,151)
Cash and cash equivalents and restricted cash at beginning of period	433,192	506,628
Cash and cash equivalents and restricted cash at end of period	$434,512	$405,477
Supplemental cash flow information
Cash paid for interest	$23,103	$16,199
Net cash income tax payments	$32	$56
(Decrease) increase in accrued and unpaid preferred dividends	$(85)	$115

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

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

In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus ("COVID-19"). The COVID-19 pandemic has negatively impacted global supply chains and business operations. In addition, rising inflation in 2021 and 2022 resulted in increased costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise. Russia’s invasion of Ukraine has intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the broader economy. The impacts of responses to the COVID-19 pandemic by both consumers and governments, rising energy costs, inflation, rising interest rates, and the unresolved geopolitical tensions relating to Russia’s invasion of Ukraine could significantly affect the economic outlook. The duration and severity of the effects of these impacts on our financial condition, results of operations and liquidity remain uncertain.

As a result of the COVID-19 pandemic and subsequent declaration of a national emergency and the associated government policy responses and corresponding inflation, certain consumers have been offered the ability to defer their payment without penalty during the national emergency period. In March 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” ("COVID-19 Guidance"). The COVID-19 Guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the COVID-19 Guidance, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. Through March 31, 2023 we continued to actively work with consumers that indicated hardship as a result of COVID-19 and inflation pressure; however, the number of impacted consumers is a small part of our overall receivable base. The Biden administration has indicated that the COVID-19 national and public health emergencies will end on May 11, 2023. The impact that the cessation of certain benefits provided under emergency relief programs will have on our consumers is uncertain although the financial statement impact is not expected to be material.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables, significantly affect the reported amount (and changes thereon) of our Loans, interest and fees receivables, at fair value on our consolidated balance sheets and consolidated statements of income. Additionally, estimates of credit losses have a significant effect on loans, interest and fees receivable, net, as shown on our consolidated balance sheets, as well as on the provision for losses on loans, interest and fees receivable within our consolidated statements of income.

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

Loans, Interest and Fees Receivable

We maintain two categories of Loans, Interest and Fees Receivable on our consolidated balance sheets: those that are carried at fair value (Loans, interest and fees receivable, at fair value) and those that are carried at net amortized cost (Loans, interest and fees receivable, gross). For both categories of loans, interest and fees receivable, other than our Auto Finance receivables, interest and fees are discontinued when loans, interest and fees receivable become contractually 90 or more days past due. We charge off our CaaS receivables, against our Changes in fair value of loans, interest and fees receivable recorded at fair value, when they become contractually more than 180 days past due. We charge off our Auto Finance segment receivables, against our Allowance for uncollectible loans, interest and fees receivable, when they become contractually more than 180 days past due. For all of our receivables portfolios, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or estate large enough to pay the debt in full.

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

Under the fair value option, direct loan origination fees (such as annual and merchant fees) are taken into income when billed to the consumer or upon loan acquisition and direct loan origination costs are expensed in the period incurred. The Company estimates the fair value of the loans using a discounted cash flow model, which considers various unobservable inputs such as remaining cumulative charge-offs, remaining cumulative prepayments, average life and discount rate. The Company re-evaluates the fair value of loans receivable at the close of each measurement period. Changes in the fair value of loans, interest and fees receivable are recorded as a component of “Changes in fair value of loans, interest and fees receivable recorded at fair value” in the consolidated statements of income in the period of the fair value changes. Changes in the fair value of loans, interest and fees receivable recorded at fair value include the impact of current period charge-offs associated with these receivables.

Further details concerning our loans, interest and fees receivable held at fair value are presented within Note 6, “Fair Values of Assets and Liabilities.”

Loans, Interest and Fees Receivable, Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with our Auto Finance segment’s operations. We purchased auto loans with outstanding principal of $65.0 million and $56.5 million for the three months ended March 31, 2023 and 2022, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

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

Certain of our loans, interest and fees receivable also contain components of deferred revenue related to loan discounts on the purchase of our auto finance receivables. As of March 31, 2023 and December 31, 2022, the weighted average remaining accretion period for the $18.2 million and $16.2 million of deferred revenue reflected in the consolidated balance sheets was 27 months for both.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Three Months Ended March 31, 2023	Auto Finance
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(1.6)
Provision for credit losses	(0.7)
Charge-offs	1.0
Recoveries	(0.4)
Balance at end of period	$(1.7)

As of March 31, 2023	Auto Finance
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—
Balance at end of period collectively evaluated for impairment	$(1.7)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$113.4
Loans, interest and fees receivable individually evaluated for impairment	$—
Loans, interest and fees receivable collectively evaluated for impairment	$113.4

For the Three Months Ended March 31, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(43.4)	$(1.4)	$(12.4)	$(57.2)
Cumulative effects from adoption of fair value under the CECL standard	43.4	—	12.4	55.8
Cumulative effects from adoption of the CECL standard	—	(0.2)	—	(0.2)
Provision for credit losses	—	(0.1)	—	(0.1)
Charge-offs	—	0.4	—	0.4
Recoveries	—	(0.3)	—	(0.3)
Balance at end of period	$—	$(1.6)	$—	$(1.6)

As of December 31, 2022	Auto Finance
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—
Balance at end of period collectively evaluated for impairment	$(1.6)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$105.3
Loans, interest and fees receivable individually evaluated for impairment	$—
Loans, interest and fees receivable collectively evaluated for impairment	$105.3

Delinquent loans, interest and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date. Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans, interest and fees receivable.

Recoveries, noted above, consist of amounts received from the efforts of third-party collectors. All proceeds received, associated with charged-off accounts, are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at amortized cost on our consolidated statements of income.

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivable is performing. An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of March 31, 2023 and December 31, 2022 is as follows:

As of March 31, 2023	Auto Finance
30-59 days past due	$6.1
60-89 days past due	2.0
90 or more days past due	1.9
Delinquent loans, interest and fees receivable, gross	10.0
Current loans, interest and fees receivable, gross	103.4
Total loans, interest and fees receivable, gross	$113.4
Balance of loans greater than 90-days delinquent still accruing interest and fees	$1.5

As of December 31, 2022	Auto Finance
30-59 days past due	$8.5
60-89 days past due	3.0
90 or more days past due	2.1
Delinquent loans, interest and fees receivable, gross	13.6
Current loans, interest and fees receivable, gross	91.7
Total loans, interest and fees receivable, gross	$105.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$1.7

Troubled Debt Restructurings

As part of ongoing collection efforts, once an account, the receivable of which is included in our CaaS segment, becomes 90 days or more past due, the related receivable is placed on a non-accrual status. Placement on a non-accrual status results in the use of programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. Following this adjustment, if a customer we serve demonstrates a willingness and ability to resume making monthly payments and meets certain additional criteria, the customer’s account is re-aged. When an account is re-aged, the status of the account is adjusted to bring a delinquent account current, but generally no further modifications to the payment terms or amounts owed are made. Once an account is placed on a non-accrual status, it is closed for further purchases. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”). The above referenced COVID-19 Guidance issued by federal bank regulatory agencies, in consultation with the Financial Accounting Standards Board (“FASB”) staff, concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were impacted by COVID-19 and whose accounts were less than 30 days past due as of the implementation date of a relief program are not TDRs. Although we are not a financial institution and therefore not directly subject to the COVID-19 Guidance, we believe this constitutes an interpretation of GAAP and therefore should be applied to our accounting circumstances. As a result, the below tables exclude certain accounts that are included under that guidance. As of January 1, 2023, receivables accounted for using fair value are not included in our disclosure of TDRs.

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of  December 31, 2022

	As of
	December 31, 2022
	Private label credit	General purpose credit card
Number of TDRs	24,594	171,729
Number of TDRs that have been re-aged	2,499	28,598
Amount of TDRs on non-accrual status (in thousands)	$31,350	$119,785
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$4,606	$24,440
Carrying value of TDRs (in thousands)	$18,827	$70,519
TDRs - Performing (carrying value, in thousands)*	$15,001	$59,735
TDRs - Nonperforming (carrying value, in thousands)*	$3,826	$10,784

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

We do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 84,878 accounts in the amount of $89.5 million during the twelve month period ended March 31, 2022 that qualified as TDRs. As of January 1, 2023, receivables accounted for using fair value are not included in our disclosure of TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	March 31, 2022
	Private label credit	General purpose credit card
Number of accounts	3,853	10,487
Loan balance at time of charge off (in thousands)	$5,897	$8,721

Income Taxes

We experienced an effective tax rate of 23.8% for the three months ended March 31, 2023, compared to a negative effective tax rate of 18.8% for the three months ended March 31, 2022.

Our effective tax rate for the three months ended March 31, 2023, was above the statutory rate principally due to (1) state and foreign income tax expense, (2) interest accrued on uncertain tax positions, (3) taxes on global intangible low-taxed income, and (4) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees. Partially offsetting the foregoing items was our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes.

Our negative effective tax rate for the three months ended March 31, 2022, (i.e., versus the statutory rate) resulted principally from (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Partially offsetting these two items are the effects of state and foreign income tax expense and taxes on global intangible low-taxed income.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. We had interest expense of $0.9 million during the three months ended March 31, 2023, and de minis interest expense or reversals thereof during the three months ended March 31, 2022.

Revenue from Contracts with Customers

The majority of our revenue is earned from financial instruments and is not included within the scope of Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers". We have determined that revenue from contracts with customers would primarily consist of interchange revenues in our CaaS segment and servicing revenue and other customer-related fees in both our CaaS segment and our Auto Finance segment. Interchange fees are earned when our customers’ cards are used over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. Servicing revenue is generated by meeting contractual performance obligations related to the collection of amounts due on receivables, and is settled with the customer net of our fee. Service charges and other customer related fees are earned from customers based on the occurrence of specific services. None of these revenue streams result in an ongoing obligation beyond what has already been rendered. Revenue from these contracts with customers is included as a component of Other revenue on our consolidated statements of income. Components (in thousands) of our revenue from contracts with customers is as follows:

For the Three Months Ended March 31, 2023	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$4,616	$—	$4,616
Servicing income	705	191	896
Service charges and other customer related fees	1,393	19	1,412
Total revenue from contracts with customers	$6,714	$210	$6,924

(1) Interchange revenue is presented net of customer reward expense.

For the Three Months Ended March 31, 2022	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$5,698	$—	$5,698
Servicing income	830	252	1,082
Service charges and other customer related fees	3,470	16	3,486
Total revenue from contracts with customers	$9,998	$268	$10,266

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of ASC 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate reform. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. These ASUs are effective for all entities upon their respective issuance dates through December 31, 2024. We have reviewed all outstanding financial agreements, noting none utilize London Interbank Offered Rate ("LIBOR") as the reference rate and, as such, determined there is no impact to our consolidated financial statements. Throughout the remaining effective period for ASU 2020-04, ASU 2021-01 and ASU 2022-06, we will continue to evaluate the available relief measures within each of these amendments and will determine any impact on our consolidated financial statements and disclosures, as applicable.

On March 31, 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructurings by creditors while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. This guidance requires an entity to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, the ASU requires disclosure of current period gross writeoffs by year of origination for financing receivables. The disclosures required by this ASU are required for receivables held at amortized cost and exclude those accounted for using fair value. The Company adopted this ASU on January 1, 2023. As the significant majority of the Company's receivables are held at fair value, the adoption of this ASU did not have a material impact on the Company's financial results and accompanying disclosures.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: CaaS and Auto Finance.

As of both March 31, 2023 and December 31, 2022, we did not have a material amount of long-lived assets located outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three Months Ended March 31, 2023	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$200,529	$9,172	$209,701
Fees and related income on earning assets	44,339	18	44,357
Other revenue	6,715	209	6,924
Other non-operating revenue	14	45	59
Total revenue	251,597	9,444	261,041
Interest expense	(23,460)	(774)	(24,234)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	—	(704)	(704)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(149,822)	—	(149,822)
Net margin	$78,315	$7,966	$86,281
Income before income taxes	$31,853	$2,229	$34,082
Income tax expense	$(7,567)	$(621)	$(8,188)
Total assets	$2,276,140	$99,155	$2,375,295

Three Months Ended March 31, 2022	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$156,465	$8,341	$164,806
Fees and related income on earning assets	54,680	18	54,698
Other revenue	9,998	268	10,266
Other non-operating revenue	35	26	61
Total revenue	221,178	8,653	229,831
Interest expense	(17,163)	(247)	(17,410)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	—	(147)	(147)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(104,680)	—	(104,680)
Net margin	$99,335	$8,259	$107,594
Income before income taxes	$43,598	$(5,964)	$37,634
Income tax expense	$5,518	$1,603	$7,121
Total assets	$1,835,155	$86,482	$1,921,637

4.	Shareholders’ Equity and Preferred Stock

During the three months ended March 31, 2023 and 2022, we repurchased and contemporaneously retired 72,354 shares and 1,005,212 shares of our common stock at an aggregate cost of $1,947,000 and $65,214,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

During the three months ended  March 31, 2023 and 2022, we sold 51,327 shares and 0 shares of our Series B Preferred Stock under our “at-the-market” offering program (the “ATM Program”) for net proceeds of $1.1 million and $0.0 million, respectively. During the three months ended March 31, 2023 and 2022, we repurchased and contemporaneously retired 1,806 shares and 0 shares of Series B Preferred Stock at an aggregate cost of $29,000 and $0, respectively. For further information regarding the ATM Program, see Note 13 “ATM Program.”

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. A holder of the Class B Preferred Units may, at its election, require the Company to redeem part or all of such holder’s Class B Preferred Units for cash on October 14, 2024. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction are being used for general corporate purposes. The Company has the right to redeem the Class B Preferred Units at any time with notice. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 11, “Net Income Attributable to Controlling Interests Per Common Share” for more information.

6.	Fair Values of Assets and Liabilities

We update our fair value analysis each quarter, with changes since the prior reporting period reflected as a component of "Changes in fair value of loans, interest and fees receivable recorded at fair value" in the consolidated statements of income. Changes in interest rates, credit spreads, discount rates, realized and projected credit losses and cash flow timing will lead to changes in the fair value of loans, interest and fees receivable recorded at fair value and therefore impact earnings.

Fair value differs from amortized cost accounting in the following ways:

•	Receivables are recorded at their fair value, not their principal and fee balance or cost basis;
•	The fair value of the loans takes into consideration net charge-offs for the remaining life of the loans with no separate allowance for credit loss calculation;
•	Certain fee billings (such as annual or merchant fees) and expenses of loans and notes are no longer deferred but recognized (when billed or incurred) in income or expense, respectively;
•	The net present value of cash flows associated with future fee billings on existing receivables are included in fair value;
•	Changes in the fair value of loans impact recorded revenues; and
•	Net charge-offs are recognized as they occur rather than through the establishment of an allowance and provision for losses for those loans, interest and fees receivable carried at amortized cost.

For receivables that are carried at net amortized cost, we include disclosures of the fair value of such receivables to the extent practicable within the disclosures below.

Where applicable, we account for our financial assets and liabilities at fair value based upon a three-tiered valuation system. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Where inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the  March 31, 2023 and  December 31, 2022 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of March 31, 2023 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$101,123	$93,423
Loans, interest and fees receivable, at fair value	$—	$—	$1,795,589	$1,795,589

Assets – As of December 31, 2022 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$94,968	$87,434
Loans, interest and fees receivable, at fair value	$—	$—	$1,817,976	$1,817,976

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our consolidated statements of income as a component of "Changes in fair value of loans, interest and fees receivable recorded at fair value". For our loans, interest and fees receivable included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2023 and 2022:

	Loans, Interest and Fees Receivables, at Fair Value
	2023	2022
Balance at January 1,	$1,817,976	$1,026,424
Cumulative effects from adoption of fair value under the CECL standard	—	314,985
Net revaluations of loans, interest and fees receivable, at fair value, included in earnings	42,061	(3,372)
Principal charge-offs, net of recoveries, included in earnings	(130,175)	(68,797)
Finance and fees, included in earnings	219,668	194,567
Finance charge-offs, included in earnings	(61,708)	(32,511)
Purchases	516,523	537,573
Settlements	(608,756)	(563,104)
Balance at March 31,	$1,795,589	$1,405,765

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs.

Net Revaluation of Loans, Interest and Fees Receivable. We record the net revaluation of loans, interest and fees receivable (including those pledged as collateral) in the Changes in fair value of loans, interest and fees receivable recorded at fair value category in our consolidated statements of income. The net revaluation of loans, interest and fees receivable is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using internally-developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds, discount rates and servicing costs. Interest income on receivables underlying our asset classes that are carried at fair value in our consolidated financial statements is recorded in Revenue - Consumer loans, including past due fees in our consolidated statements of income.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of   March 31, 2023 and December 31, 2022. As discussed above, our fair value models include market degradation to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest. This market degradation is included in the below quantitative information:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at March 31, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$1,795,589	Discounted cash flows	Gross yield, net of finance charge charge-offs	24.4% to 37.1% (31.9%)
			Payment rate	5.4% to 11.6% (10.3%)
			Expected principal credit loss rate	2.9% to 31.2% (30.9%)
			Servicing rate	3.3% to 6.3% (3.3%)
			Discount rate	9.4% to 10.5% (9.8%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$1,817,976	Discounted cash flows	Gross yield, net of finance charge charge-offs	24.7% to 36.1% (31.4%)
			Payment rate	5.0% to 11.4% (10.3%)
			Expected principal credit loss rate	9.2% to 30.3% (30.2%)
			Servicing rate	3.5% to 6.4% (3.6%)
			Discount rate	9.8% to 10.5% (10.1%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2023 and December 31, 2022 fair values and carrying amounts of our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,591,420	$1,591,420
Amortizing debt facilities	$—	$—	$23,155	$23,155
Senior notes, net	$135,900	$—	$—	$144,743

Liabilities – As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,630,111	$1,630,111
Amortizing debt facilities	$—	$—	$23,195	$23,195
Senior notes, net	$125,640	$—	$—	$144,385

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

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2023 and  December 31, 2022 concerning certain assets we carry at fair value are as follows:

As of March 31, 2023	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$708	$2,054,970
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$686	$1,858,134
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$765	$1,794,824
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$1	$22,802
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$6	$116,890

As of December 31, 2022	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$786	$2,119,340
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$760	$1,910,090
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$765	$1,817,211
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$3	$8,362
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$4	$144,767

7.	Variable Interest Entities

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

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	March 31, 2023	December 31, 2022
Unrestricted cash and cash equivalents	$186.8	$202.2
Restricted cash and cash equivalents	27.9	27.6
Loans, interest and fees receivable, at fair value	1,735.3	1,735.9
Total Assets held by VIEs	$1,950.0	$1,965.7
Notes Payable, net held by VIEs	$1,543.7	$1,586.0
Maximum exposure to loss due to involvement with VIEs	$1,723.9	$1,756.0

8.	Leases

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

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost, gross	$639	$1,724
Sublease income	(24)	(1,302)
Net Operating lease cost	$615	$422
Cash paid under operating leases, gross	$180	$2,635

Weighted average remaining lease term - months	134
Weighted average discount rate	6.5%

As of March 31, 2023, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2023 (excluding the three months ended March 31, 2023)	$1,502	$(16)	$1,486
2024	2,813	—	2,813
2025	2,652	—	2,652
2026	2,512	—	2,512
2027	2,476	—	2,476
Thereafter	17,338	—	17,338
Total lease payments	29,293	(16)	29,277
Less imputed interest	(8,930)
Total	$20,363

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

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of March 31, 2023, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of March 31, 2023 and  December 31, 2022 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	March 31, 2023	December 31, 2022

Revolving credit facilities at a weighted average interest rate equal to 5.2% as of March 31, 2023 (5.1% as of December 31, 2022) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $1,862.3 million as of March 31, 2023 ($1,856.2 million as of December 31, 2022)

Revolving credit facility, not to exceed $65.0 million (expiring November 1, 2025) (1) (2) (3)	$47.7	$44.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2024) (2) (3) (4) (5)	49.2	50.0
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2024) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $25.0 million (expiring July 20, 2023) (2) (3) (4) (5)	18.7	24.6
Revolving credit facility, not to exceed $20.0 million (expiring July 15, 2023) (2) (3) (4) (5)	7.7	11.1
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	155.6	188.9
Revolving credit facility, not to exceed $100.0 million (expiring January 15, 2025) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $250.0 million (expiring October 15, 2025) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $25.0 million (expiring June 16, 2025) (3) (4) (5)	25.0	25.0
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $75.0 million (expiring March 15, 2025) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $300.0 million (expiring May 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $250.0 million (expiring May 15, 2030) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $100.0 million (expiring August 5, 2024) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2028) (3) (4) (5) (6)	100.0	100.0
Other facilities
Other debt	5.7	5.8
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Total notes payable before unamortized debt issuance costs and discounts	1,627.0	1,666.9
Unamortized debt issuance costs and discounts	(12.4)	(13.6)
Total notes payable outstanding, net	$1,614.6	$1,653.3

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs. See Note 7, "Variable Interest Entities" for more information.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of March 31, 2023, the Prime Rate was 8.00% and the Secured Overnight Financing Rate ("SOFR") was 4.87%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $49.2 million was drawn as of March 31, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to SOFR plus 3.0%. The facility matures on October 30, 2024 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $47.7 million was drawn as of March 31, 2023). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to SOFR plus a range between 2.25% and 2.6% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of March 31, 2023, the facility's borrowing limit was $65.0 million and the facility matures on November 1, 2025. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $18.7 million was drawn as of March 31, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to SOFR plus 3.6%. An amendment was completed in April 2023 that extended the maturity to July 20, 2023. There were no other material changes to the existing terms. The facility is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered into a revolving credit facility to sell up to an aggregate $100.0 million of notes that are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of March 31, 2023) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes equals the SOFR plus 3.1%. The facility matures on March 15, 2024, and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. As of March 31, 2023, the aggregate borrowing limit was $100.0 million.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $7.7 million was drawn as of March 31, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Prime Rate. The note is guaranteed by Atlanticus.

In August 2019, Atlanticus Holdings Corporation issued a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024.

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

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million borrowing limit (of which $25.0 million was drawn as of March 31, 2023) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the Prime Rate or 4%. The facility matures on June 16, 2025 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In June 2021, we sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

In September 2021, we entered a term facility with a $75.0 million limit (of which $0.0 million was outstanding as of March 31, 2023) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term Secured Overnight Financing Rate ("Term SOFR") plus 2.75%. The terms of the facility allow for a 24-month revolving structure with an 18-month amortization period and the facility matures in March 2025.

In November 2021, we sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026). The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 3.53%.

In May 2022, we entered a $250.0 million ABS agreement (of which $250.0 million was drawn as of March 31, 2023) secured by certain credit card receivables (expiring May 15, 2030). The terms of the ABS allow for a five-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.33%.

In August 2022, we entered a $100.0 million ABS agreement secured by certain credit card receivables (of which $0.0 million was outstanding as of March 31, 2023) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on the Term SOFR plus 1.8%. The facility matures on August 5, 2024.

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

As of March 31, 2023, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In  November 2021, we issued $150.0 million aggregate principal amount of senior notes (included on our consolidated balance sheet as "Senior notes, net"). The senior notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The senior notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the senior notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The senior notes bear interest at the rate of 6.125% per annum. Interest on the senior notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The senior notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the senior notes into interest expense over the expected life of the notes. Amortization of these fees for the three months ended March 31, 2023 and 2022 totaled $0.4 million and $0.4 million, respectively.

10.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $2.3 billion at March 31, 2023. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of March 31, 2023, CAR had unfunded outstanding floor-plan financing commitments totaling $11.5 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $16.8 million remains pledged as of March 31, 2023 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of March 31, 2023, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling in a credit protection program with our issuing bank partner which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $68.2 million as of March 31, 2023. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

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

11.	Net Income Attributable to Controlling Interests Per Common Share

We compute net income attributable to controlling interests per common share by dividing net income attributable to controlling interests by the weighted average number of shares of common stock (including participating securities) outstanding during the period, as discussed below. Diluted computations applicable in financial reporting periods in which we report income reflect the potential dilution to the basic income per share of common stock computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our results of operations. In performing our net income attributable to controlling interests per share of common stock computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations. Common stock and certain unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income attributable to controlling interests	$26,212	$45,010
Preferred stock and preferred unit dividends and accretion	(6,227)	(6,206)
Net income attributable to common shareholders—basic	19,985	38,804
Effect of dilutive preferred stock dividends and accretion	592	592
Net income attributable to common shareholders—diluted	$20,577	$39,396
Denominator:
Basic (including unvested share-based payment awards) (1)	14,475	14,821
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,506	5,238
Diluted (including unvested share-based payment awards) (1)	18,981	20,059
Net income attributable to common shareholders per share—basic	$1.38	$2.62
Net income attributable to common shareholders per share—diluted	$1.08	$1.96

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 188,384 for the three months ended March 31, 2023 compared to 100,331 for the three months ended March 31, 2022.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the three months ended March 31, 2023. No shares were excluded from our net income attributable to controlling interests per share of common stock calculations for the three months ended March 31, 2022.

For both of the three months ended March 31, 2023 and 2022, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 5, "Redeemable Preferred Stock", for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of March 31, 2023, 49,608 shares remained available for issuance under the ESPP and 1,928,801 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three months ended March 31, 2023 and 2022.

Restricted Stock and Restricted Stock Units

During the three months ended March 31, 2023 and 2022, we granted 146,227 shares and 106,498 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $3.6 million and $5.0 million, respectively. We incurred expenses of $0.7 million and $0.6 million during the three months ended March 31, 2023 and 2022, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of March 31, 2023, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $6.3 million with a weighted average remaining amortization period of 2.8 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0.2 million and $0.5 million related to stock option-related compensation costs during the three months ended March 31, 2023 and 2022, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	802,163	$12.23
Issued	—	$—
Exercised	(1,258)	$15.30
Expired/Forfeited	(999)	$15.30
Outstanding at March 31, 2023	799,906	$12.22	1.3	$13,299,303
Exercisable at March 31, 2023	688,544	$9.25	1.0	$12,840,335

No options were issued during the three months ended March 31, 2023 and 2022. We had $0.6 million and $0.8 million of unamortized deferred compensation costs associated with non-vested stock options as of March 31, 2023 and December 31, 2022, respectively, with a weighted average remaining amortization period of 0.9 years as of March 31, 2023. Upon exercise of outstanding options, the Company issues new shares.

13.	ATM Program

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

For further information regarding the ATM Program, see Note 4, “Shareholders’ Equity and Preferred Stock.”

14.	Subsequent Events

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

We have evaluated subsequent events occurring after March 31, 2023, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements other than the development described below.

In April 2023, we purchased 64,242 shares of common stock, which were subsequently retired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2022, where certain terms have been defined.

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

Using our infrastructure and technology, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also through our CaaS segment, we engage in testing and limited investment in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure. Additionally, we report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded and the carrying value of our investment in these companies is not material. One of these companies, Fintiv Inc., has sued Apple, Inc., Walmart, Inc., and PayPal Holdings, Inc. for patent infringement. Fintiv Inc. has approximately 150 patents related to secure money transfer on computer and mobile devices. The transaction volume in these areas has increased dramatically over the last five years. If Fintiv Inc. is successful in the patent litigation, there could be large exposure, including treble damages for these companies. The claimed losses sustained by this patent infringement are substantial and could be measured in the billions of dollars. We believe on a diluted basis that we will own over 10% of the company. The case against Apple, Inc. is scheduled for Court imposed mediation in June 2023. Apple has vigorously contested the claims, and we expect it to continue doing so. In light of the uncertainty around these lawsuits, we will continue to carry these investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

The recurring cash flows we receive within our CaaS segment principally include those associated with (1) private label credit and general purpose credit card receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.

Our credit and other operations are heavily regulated, which may cause us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See “Consumer and Debtor Protection Laws and Regulations—CaaS Segment” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A, “Risk Factors” contained in this Report.

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

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of March 31, 2023, our CAR operations served more than 620 dealers in 31 states and two U.S. territories. The core operations continue to perform well, absent the early 2022 settlement of outstanding litigation (achieving consistent profitability and generating positive cash flows and growth).

Impact of the COVID-19 Pandemic on Atlanticus and our Markets

In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus. The COVID-19 pandemic has negatively impacted global supply chains and business operations. In addition, rising inflation in 2021 and 2022 resulted in increased costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise. Russia’s invasion of Ukraine has intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the broader economy. The impacts of responses to the COVID-19 pandemic by both consumers and governments, rising energy costs, inflation, rising interest rates, and the unresolved geopolitical tensions relating to Russia’s invasion of Ukraine could significantly affect the economic outlook. The duration and severity of the effects of these impacts on our financial condition, results of operations and liquidity remain uncertain.

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

Borrowers impacted by COVID-19 requesting hardship assistance may receive temporary relief from payments. While we expect these measures to mitigate credit losses, related economic disruptions could result in increased portfolio credit losses in the future. The Biden administration has indicated that the COVID-19 national and public health emergencies will end on May 11, 2023. The impact that the cessation of certain benefits provided under emergency relief programs will have on our consumers is uncertain although the financial statement impact is not expected to be material.

The Company remains committed to serving our bank partner, merchant partners and consumers, while caring for the health and safety of our employees and their families. The potential impact that COVID-19, related economic impacts, inflation and labor shortages and supply chain disruptions could have on our financial condition and results of operations remains uncertain. For more information, refer to Part II, Item 1A “Risk Factors” and, in particular, “Other Risks of our Business – COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital” and "Other Risks of our Business – Our business and operations may be negatively affected by rising prices and interest rates."

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2023	2022	from 2022 to 2023
Total operating revenue	$260,982	$229,770	$31,212
Other non-operating revenue	59	61	(2)
Interest expense	(24,234)	(17,410)	(6,824)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	(704)	(147)	(557)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(149,822)	(104,680)	(45,142)
Net margin	86,281	107,594	(21,313)
Operating expenses:
Salaries and benefits	10,604	11,426	822
Card and loan servicing	24,335	22,675	(1,660)
Marketing and solicitation	10,406	20,573	10,167
Depreciation	618	593	(25)
Other	6,236	14,693	8,457
Total operating expenses:	52,199	69,960	17,761

Net income	25,894	44,755	(18,861)
Net loss attributable to noncontrolling interests	318	255	63
Net income attributable to controlling interests	26,212	45,010	(18,798)
Net income attributable to controlling interests to common shareholders	19,985	38,804	(18,819)

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased from $1,677.6 million as of March 31, 2022 to $2,055.0 million as of March 31, 2023. We continue to experience higher growth in our acquisitions of general purpose credit card receivables (which tend to have higher yields and corresponding charge-offs) than in our acquisitions of private label credit receivables. This relative mix of receivable acquisitions led to an increase in our corresponding revenue. While we noted some disruptions in consumer spending behavior due to the COVID-19 pandemic and related economic impacts, including inflation, labor shortages and supply chain disruptions, we are currently experiencing continued period-over-period growth in private label credit and general purpose credit card receivables and to a lesser extent in our CAR receivables—growth that we expect to result in net period-over-period growth in our total interest income and related fees for these operations for the majority of 2023, albeit at a decreased growth rate to that experienced in 2022. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and effective marketing for the general purpose credit card operations. Other revenue on our consolidated statements of income consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. As discussed elsewhere in this Report we adopted the fair value option under ASU 2016-13, beginning January 1, 2022, for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost. This has resulted in an increase in the recognition of certain fee categories with future changes in the fair value of the associated receivables being included as part of our "Changes in fair value of loans, interest and fees receivable associated with structured financings recorded at fair value" on our consolidated statements of income. The above discussions on expectations for finance, fee and other income are based on our current expectations. The potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could result in changes in these assumptions in the near term. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements” to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

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

Interest expense. Variations in interest expense are due to new borrowings associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased from $1,206.6 million as of March 31, 2022 to $1,543.8 million as of March 31, 2023. The majority of this increase in outstanding debt relates to the addition of multiple revolving credit facilities during 2022. Recent increases in the federal funds rate have thus far had a modest impact on our interest expense as over 90% of interest rates on our outstanding debt are fixed. We anticipate additional debt financing over the next few quarters as we continue to grow coupled with increased effective interest rates resulting from recent federal funds rate increases. As such, we expect our quarterly interest expense for these operations to increase compared to prior periods.

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

Changes in fair value of loans, interest and fees receivable recorded at fair value. The increase in Changes in fair value of loans, interest and fees receivable recorded at fair value was largely driven by growth in the underlying receivables (as noted above), coupled with increased fee billings on those receivables. Fee billings on our fair value receivables increased from $194.6 million for the three months ended March 31, 2022 to $219.7 million for the three months ended March 31, 2023. For both periods presented, we included expected market degradation in our forecasts to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest. Offsetting this increase in Changes in fair value of loans, interest and fees receivable recorded at fair value was a reduction in the discount rate applied to the net cash flows associated with these investments during the second quarter of 2022. The applied discount rate represents estimates third-party market participants could use in determining fair value. The reduction in this discount rate reflected the asset level returns we believe would be required by market participants. See Note 6 "Fair Values of Assets and Liabilities" included herein for further discussion of assumptions underlying this calculation. For credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value to increase throughout 2023 commensurate with growth in these receivables. We may, however, adjust our forecasts to reflect macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future.

Total operating expenses. Total operating expenses variances for the three months ended March 31, 2023, relative to the three months ended March 31, 2022, reflect the following:

•

increases in salaries and benefit costs related to both the growth in the number of employees and inflationary compensation pressure. We expect some continued increase in this cost for the remainder of 2023 compared to 2022 as we expect our receivables to continue to grow and as a result we expect to modestly increase our number of employees;

•

increases in card and loan servicing expenses due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew from $1,677.6 million outstanding to $2,055.0 million outstanding at March 31, 2022 and March 31, 2023, respectively. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow throughout the remainder of 2023. Offsetting a portion of this increase are significant reductions in our servicing costs per account, resulting from the realization of greater economies of scale as our receivables have grown.

•

decreases in marketing and solicitation costs primarily due to significant decreases in origination and brand marketing support for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. This recent decline in marketing and solicitation costs is a direct result of tightened underwriting standards adopted during the second quarter 2022 (and subsequent quarters). We expect these tightened underwriting standards to result in decreases in marketing and solicitation costs in the first half of 2023 (when compared to the corresponding period in 2022) with some increases in period over period results later in 2023, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and

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

Income Taxes. We experienced an effective tax rate of 23.8% for the three months ended March 31, 2023, compared to a negative effective tax rate of 18.8% for the three months ended March 31, 2022.

Our effective tax rate for the three months ended March 31, 2023, was above the statutory rate principally due to (1) state and foreign income tax expense, (2) interest accrued on uncertain tax positions, (3) taxes on global intangible low-taxed income, and (4) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees. Partially offsetting the foregoing items was our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes.

Our negative effective tax rate for the three months ended March 31, 2022, (i.e., versus the statutory rate) resulted principally from (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Partially offsetting these two items are the effects of state and foreign income tax expense and taxes on global intangible low-taxed income.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. We had interest expense of $0.9 million during the three months ended March 31, 2023, and de minis interest expense or reversals thereof during the three months ended March 31, 2022.

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

We record (i) the finance charges, merchant fees and late fees assessed on our CaaS segment receivables in the Revenue - Consumer loans, including past due fees category on our consolidated statements of income, (ii) the annual, monthly maintenance, returned-check, cash advance and other fees in the Revenue - Fees and related income on earning assets category on our consolidated statements of income, and (iii) the charge-offs (and recoveries thereof) within our Provision for losses on loans, interest and fees receivable recorded at amortized cost on our consolidated statements of income (for all credit product receivables other than those for which we have elected the fair value option) and within Changes in fair value of loans, interest and fees receivable and notes payable on our consolidated statements of income (for all of our other receivables for which we use the fair value method). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of Changes in fair value of loans, interest and fees receivable recorded at fair value in our consolidated statements of income.

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

Below are (i) the reconciliation of Loans, interest and fees receivable, at fair value to Loans, interest and fees receivable, at face value and (ii) the calculation of managed receivables:

	At or for the Three Months Ended
	2023	2022				2021
(in Millions)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)
Loans, interest and fees receivable, at fair value	$1,795.6	$1,818.0	$1,728.1	$1,616.9	$1,405.8	$1,026.4	$846.2	$644.7
Fair value mark against receivable (2)	$260.1	$302.1	$322.3	$293.0	$272.9	$208.9	$182.2	$148.6
Loans, interest and fees receivable, at face value	$2,055.7	$2,120.1	$2,050.4	$1,909.9	$1,678.7	$1,235.3	$1,028.4	$793.3
Fair value to face value ratio (3)	87.3%	85.8%	84.3%	84.7%	83.7%	83.1%	82.3%	81.3%

(1)

We elected the fair value option to account for certain loans receivable associated with our private label credit and general purpose credit card platform that were acquired on or after January 1, 2020, and, as discussed in more detail elsewhere in this Report, on January 1, 2022, we elected the fair value option under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

(2)

The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 6, “Fair Value of Assets and Liabilities” to our consolidated financial statements included herein for further discussion of assumptions underlying this calculation.

(3)	The Fair value to face value ratio is calculated using Loans, interest and fees receivable, at fair value as the numerator, and Loans, interest and fees receivable, at face value, as the denominator.

	At or for the Three Months Ended
	2023	2022				2021
(in Millions)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sep. 30	Jun. 30
Loans, interest and fees receivable, gross	$—	$—	$—	$—	$—	$375.7	$417.8	$454.2
Loans, interest and fees receivable, gross from fair value reconciliation above	2,055.7	2,120.1	2,050.4	1,909.9	1,678.7	1,235.3	1,028.4	793.3
Total managed receivables	$2,055.7	$2,120.1	$2,050.4	$1,909.9	$1,678.7	$1,611.0	$1,446.2	$1,247.5

(1)

As discussed in more detail elsewhere in this Report. on January 1, 2022, we elected the fair value option under ASU 2016-13 for those private label credit and general purpose credit card receivables that were accounted for under the amortized cost method.

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

	At or for the Three Months Ended
	2023	2022				2021
(in Millions)	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Consumer loans, including past due fees	$200.5	$202.9	$208.9	$182.8	$156.5	$144.1	$132.7	$114.3
Fees and related income on earning assets	44.3	48.0	48.5	65.8	54.7	53.8	54.1	49.5
Other revenue	6.7	8.5	11.1	12.2	10.0	9.7	8.4	7.0
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(0.5)	3.4	(7.9)	(12.1)	1.8	(3.4)	(14.7)	(18.6)
Adjustments due to acceleration of annual fees recognition under fair value accounting	7.3	7.9	10.0	(6.6)	(1.3)	(4.4)	(12.0)	(12.3)
Removal of expense accruals under GAAP	—	—	—	—	—	—	0.2	(0.4)
Removal of finance charge-offs	(61.7)	(58.3)	(45.3)	(41.2)	(32.5)	(28.1)	(16.3)	(14.1)
Total managed yield	$196.6	$212.4	$225.3	$200.9	$189.2	$171.7	$152.4	$125.4

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

	At or for the Three Months Ended
	2023	2022				2021
(in Millions)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sep. 30	Jun. 30
Net losses on impairment of loans, interest and fees receivable recorded at fair value	$191.9	$182.3	$134.4	$126.5	$101.3	$46.7	$25.6	$22.7
Gross charge-offs on non-fair value accounts	—	—	—	—	—	38.7	27.1	27.6
Finance charge-offs (2)	(61.7)	(58.3)	(45.3)	(41.2)	(32.5)	(28.1)	(16.3)	(14.1)
Recoveries on non-fair value accounts	—	—	—	—	—	(4.1)	(2.7)	(5.7)
Combined principal net charge-offs	$130.2	$124.0	$89.1	$85.3	$68.8	$53.2	$33.7	$30.5

(1)

As discussed in more detail elsewhere in this Report, on January 1, 2022, we implemented the fair value method under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

(2)

Finance charge-offs are included as a component of our Provision for losses on loans, interest and fees receivable recorded at amortized cost and Changes in fair value of loans, interest and fees receivable recorded at fair value in the accompanying consolidated statements of income.

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing and size of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our allowance for uncollectible loans, interest and fees receivable for our other credit product receivables that we report at amortized cost. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategy under “Collection Strategy” in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2023		2022
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,055,678		$2,120,126		$2,050,354		$1,908,884
30-59 days past due	$76,139	3.7%	$97,373	4.6%	$98,841	4.8%	$83,390	4.4%
60-89 days past due	$88,529	4.3%	$115,636	5.5%	$107,091	5.2%	$66,935	3.5%
90 or more days past due	$197,418	9.6%	$220,901	10.4%	$204,752	10.0%	$148,907	7.8%
Average managed receivables	$2,087,902		$2,085,240		$1,979,619		$1,793,247
Total managed yield ratio, annualized (2)	37.7%		40.7%		45.5%		44.8%
Combined principal net charge-off ratio, annualized (3)	24.9%		23.8%		18.0%		19.0%
Interest expense ratio, annualized (4)	4.5%		4.5%		4.2%		4.1%
Net interest margin ratio, annualized (5)	8.3%		12.4%		23.3%		21.7%

	At or for the Three Months Ended
	2022		2021
	Mar. 31		Dec. 31				Sep. 30				Jun. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables
Period-end managed receivables	$1,677,610		$1,235,287	$375,713	$1,611,000		$1,028,367	$417,767	$1,446,134		$793,333	$454,191	$1,247,524
30-59 days past due	$56,860	3.4%	$50,320	$10,594	$60,914	3.8%	$34,763	$10,842	$45,605	3.2%	$21,211	$15,365	$36,576	2.9%
60-89 days past due	$52,995	3.2%	$43,620	$9,468	$53,088	3.3%	$28,332	$9,884	$38,216	2.6%	$14,910	$18,752	$33,662	2.7%
90 or more days past due	$142,654	8.5%	$91,432	$24,739	$116,171	7.2%	$51,061	$40,396	$91,457	6.3%	$26,717	$29,022	$55,739	4.5%
Average managed receivables	$1,644,305				$1,528,567				$1,346,829				$1,170,017
Total managed yield ratio, annualized (2)	46.0%				44.9%				45.3%				42.9%
Combined principal net charge-off ratio, annualized (3)	16.7%				13.9%				10.0%				10.4%
Interest expense ratio, annualized (4)	4.2%				4.0%				3.6%				4.6%
Net interest margin ratio, annualized (5)	25.1%				27.0%				31.7%				27.9%

(1)

As discussed in more detail elsewhere in this Report, on January 1, 2022, we implemented the fair value method under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2023		2022
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$835,541		$838,289		$811,307		$762,252
30-59 days past due	$25,774	3.1%	$31,426	3.7%	$30,470	3.8%	$26,197	3.4%
60-89 days past due	$21,036	2.5%	$24,993	3.0%	$25,081	3.1%	$19,058	2.5%
90 or more days past due	$62,609	7.5%	$68,517	8.2%	$58,506	7.2%	$42,614	5.6%
Average APR	17.5%		17.5%		17.2%		17.8%
Receivables purchased during period	$201,375		$192,773		$213,797		$225,041

	Private Label Credit - At or for the Three Months Ended
	2022		2021
	Mar. 31		Dec. 31				Sep. 30				Jun. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables
Period-end managed receivables	$702,423		$595,277	$116,225	$711,502		$553,343	$135,213	$688,556		$472,362	$154,865	$627,227
30-59 days past due	$19,344	2.8%	$19,942	$3,285	$23,227	3.3%	$15,884	$3,575	$19,459	2.8%	$11,695	$4,989	$16,684	2.7%
60-89 days past due	$16,482	2.3%	$16,323	$2,616	$18,939	2.7%	$12,187	$2,994	$15,181	2.2%	$8,042	$5,451	$13,493	2.2%
90 or more days past due	$47,214	6.7%	$35,552	$6,834	$42,386	6.0%	$25,277	$11,224	$36,501	5.3%	$13,042	$7,860	$20,902	3.3%
Average APR	18.0%				18.4%				18.4%				19.2%
Receivables purchased during period	$159,837				$177,441				$211,272				$217,015

	General Purpose Credit Card - At or for the Three Months Ended
	2023		2022
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Fair Value Receivables	% of Period-end managed receivables	Total	% of Period-end managed receivables	Total	% of Period-end managed receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$1,219,429		$1,281,051		$1,238,177		$1,146,631
30-59 days past due	$50,355	4.1%	$65,940	5.1%	$68,362	5.5%	$57,193	5.0%
60-89 days past due	$67,486	5.5%	$90,639	7.1%	$82,006	6.6%	$47,877	4.2%
90 or more days past due	$134,799	11.1%	$152,375	11.9%	$146,229	11.8%	$106,293	9.3%
Average APR	26.4%		26.1%		26.3%		26.7%
Receivables purchased during period	$315,148		$383,344		$422,846		$491,301

	General Purpose Credit Card - At or for the Three Months Ended
	2022		2021
	Mar. 31		Dec. 31				Sep. 30				Jun. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables
Period-end managed receivables	$975,187		$638,761	$259,488	$898,249		$470,394	$282,554	$752,948		$317,370	$299,326	$616,696
30-59 days past due	$37,316	3.8%	$30,361	$7,309	$37,670	4.2%	$18,824	$7,267	$26,091	3.5%	$9,451	$10,376	$19,827	3.2%
60-89 days past due	$36,514	3.7%	$27,287	$6,852	$34,139	3.8%	$16,122	$6,890	$23,012	3.1%	$6,831	$13,301	$20,132	3.3%
90 or more days past due	$95,440	9.8%	$55,860	$17,905	$73,765	8.2%	$25,701	$29,172	$54,873	7.3%	$13,612	$21,162	$34,774	5.6%
Average APR	26.3%				26.8%				27.0%				27.1%
Receivables purchased during period	$377,736				$390,189				$351,474				$283,931

(1)

As discussed in more detail elsewhere in this Report, on January 1, 2022, we implemented the fair value method under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $377.4 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners from March 31, 2022 to March 31, 2023. The addition of large private label credit retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $133.1 million in the twelve months ended March 31, 2023. Our general purpose credit card receivables grew by $244.2 million, net during the twelve months ended March 31, 2023. We have noted recent recoveries in consumer spending behavior that have helped to increase the overall combined managed receivables levels and we currently expect this trend to continue further into 2023, although we expect the pace of growth to slow when compared to earlier periods due to tightened underwriting standards adopted during the second quarter 2022 (and subsequent quarters). These expectations are also absent the potential ongoing impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates. Growth in future periods largely is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partner, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 65% of the above-referenced Retail period-end managed receivables outstanding as of March 31, 2023.

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

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to increase when compared to the same periods in prior years. Our historical delinquency rates have been somewhat lower than what we ultimately expect for our new private label credit and general purpose credit card receivables given the continued growth and age of the related accounts as well as government stimulus efforts, and previously (prior to 2020), a robust economic landscape that resulted in receivables outperforming internal expectations. Additionally, the impact on delinquency rates due to growth in the receivable base can be seen in periods of large growth in the charts above, resulting in lower delinquency rates. We have experienced increased delinquency rates in conjunction with slower receivables growth, higher energy costs and rising inflation and its negative impact on consumers. During 2023, we expect delinquencies to return to levels similar to those experienced in periods prior to COVID-19 and the related government stimulus programs. This expected decline in delinquencies in 2023 is predicated on the assumption that recent government efforts to curb inflation will be successful and our recent tightened underwriting standards implemented in the second quarter 2022 (and subsequent quarters), will prove effective at reducing account delinquencies. Additionally, in accordance with prescribed guidance discussed elsewhere in this Report, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. We continue to actively work with consumers that indicate hardship as a result of COVID-19; however, the number of impacted consumers is a small part of our overall receivable base. In early 2021, nearly all of these customers were considered current and thus the receivables underlying their accounts were not considered delinquent. The exclusion of these accounts resulted in lower delinquency rates for those periods than we would have otherwise expected. Additionally, as the remainder of these accounts are removed from hardship status with the expected end of the COVID-19 national and public health emergencies on May 11, 2023, we expect to see some elevations in delinquency rates, albeit slight, related to those receivables. We also expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods (albeit at higher levels when compared to those prior periods in 2021). For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with tax refunds for many consumers. These expectations are absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates.

Total managed yield ratio, annualized. During 2021 and much of 2022, we experienced growth in newer, higher yielding receivables, including private label credit and general purpose credit card receivables. While this growth has contributed to higher overall total managed yield ratios, we expect this growth also will continue to (absent the beneficial impacts of government stimulus programs discussed elsewhere) result in higher charge-off and delinquency rates than those experienced historically. General purpose credit card receivables tend to have higher total yields than private label credit receivables, so expected declining rates of growth of our managed receivables that are primarily a result of the slowing growth of general purpose credit card receivables, will result in slightly lower total managed yield ratios. With tightened underwriting standards implemented in the second quarter 2022 (and subsequent quarters), we currently expect slightly lower managed yield ratios (and correspondingly lower delinquency rates) associated with these newer receivables.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. Improvements in our delinquency rates throughout the first three quarters of 2021, as a result of the increases in customer payments noted above, resulted in lower charge-offs than we would have otherwise expected in early 2022 periods. The increase in the combined principal net charge-off ratio, annualized in late 2022 and the first quarter of 2023 is a reflection of the increased delinquencies noted in the latter part of 2021 and in 2022 as consumer behavior reverted to more historical norms and inflation, particularly as it relates to higher gas prices, negatively impacted some consumers' ability to make payments on outstanding loans and fees receivable.

As delinquency rates continue to be elevated relative to historically normalized levels (i.e., those periods prior to COVID-19 and the related government stimulus programs), we expect combined principal net charge-off rates to continue to increase, when compared to comparable prior periods since the onset of COVID-19. These increased charge-off rates are expected to continue through the third quarter of 2023 before returning to historically normalized levels. This expectation is predicated on the assumption that recent actions by the federal government to reduce inflation will be successful. Our charge-off ratio has also been impacted due to (and will continue to be impacted by): 1) higher expected charge-off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, which leads to periodic increases in combined principal net charge offs, (3) recent vintages reaching peak charge-off periods, (4) our receivables growth during 2021 and early 2022, (5) the aforementioned tightened underwriting standards implemented in the second quarter 2022 (and subsequent quarters) that will slow the pace of growth in our receivables base, and (6) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of COVID-19 and the related economic impacts. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions. The potential impacts COVID-19 and related economic impacts, government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could lead to changes in these expectations.

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment. This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt. In general, we have obtained lower cost financing with fixed interest rates, resulting in lower interest expense ratios when compared to corresponding prior periods. Recent increases in the federal funds borrowing rate have led to an increase in spreads for newly-originated debt and for that portion of debt which does not have fixed rates. As such, we expect the interest expense ratio to increase when compared to prior quarters as we replace existing financing arrangements with new ones.

Net interest margin ratio, annualized. Our Net interest margin ratio, annualized represents the difference between our Total managed yield ratio, annualized, our Combined principal net charge-off ratio, annualized and our Interest expense ratio, annualized. Recent declines in this ratio when compared to corresponding prior periods relate primarily to recent increases in our principal net charge-offs as noted above. Given recent increases in delinquency rates, we expect this ratio to continue to fall relative to corresponding prior periods in 2022.

Average APR. The average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The APRs for receivables originated through our private label credit platform range from 0% to 36.0%. For general purpose credit card receivables, APRs range from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. For those receivables that did not contain fixed APRs we have seen some increases in rates charged, as the underlying rates are tied to the federal funds borrowing rate which has increased throughout 2022. We currently expect our average APRs in 2023 to remain consistent with average APRs over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations. We do not acquire or service receivables that have an APR above 36.0%.

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

Collectively, as of March 31, 2023, we served more than 620 dealers through our Auto Finance segment in 31 states and two U.S. territories.

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

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2023	2022				2021
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Consumer loans, including past due fees	$9.2	$9.0	$9.1	$8.8	$8.3	$8.5	$8.4	$8.4
Other revenue	0.2	0.3	0.2	0.2	0.3	0.3	0.3	0.4
Finance charge-offs	—	—	—	—	—	—	—	—
Total managed yield	$9.4	$9.3	$9.3	$9.0	$8.6	$8.8	$8.7	$8.8

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

	At or for the Three Months Ended
	2023	2022				2021
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Gross charge-offs	$1.0	$1.2	$0.6	$0.4	$0.4	$0.4	$0.3	$0.2
Finance charge-offs (1)	—	—	—	—	—	—	—	—
Recoveries	(0.4)	(0.4)	(0.4)	(0.2)	(0.3)	(0.2)	(0.2)	(0.3)
Combined principal net charge-offs	$0.6	$0.8	$0.2	$0.2	$0.1	$0.2	$0.1	$(0.1)

(1)

Finance charge-offs are included as a component of our Provision for losses on loans, interest and fees receivable recorded at amortized cost value in the accompanying consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2023		2022								2021
	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables
Period-end managed receivables	$113,367		$105,267		$107,410		$104,563		$99,916		$94,580		$93,374		$93,164
30-59 days past due	$6,145	5.4%	$8,516	8.1%	$6,772	6.3%	$7,044	6.7%	$4,527	4.5%	$7,019	7.4%	$5,855	6.3%	$5,560	6.0%
60-89 days past due	$1,977	1.7%	$2,969	2.8%	$2,248	2.1%	$2,361	2.3%	$1,481	1.5%	$2,483	2.6%	$2,014	2.2%	$1,679	1.8%
90 or more days past due	$1,942	1.7%	$2,060	2.0%	$1,434	1.3%	$1,106	1.1%	$1,260	1.3%	$1,762	1.9%	$1,534	1.6%	$1,234	1.3%
Average managed receivables	$109,317		$106,339		$105,987		$102,240		$97,248		$93,977		$93,269		$93,646
Total managed yield ratio, annualized (1)	34.4%		35.0%		35.1%		35.2%		35.4%		37.5%		37.3%		37.6%
Combined principal net charge-off ratio, annualized (2)	2.2%		3.0%		0.8%		0.8%		0.4%		0.9%		0.4%		-0.4%
Recovery ratio, annualized (3)	1.5%		1.5%		1.5%		0.8%		1.2%		0.9%		0.9%		1.3%

(1)	The total managed yield ratio, annualized is calculated using the annualized Total managed yield as the numerator and Period-end average managed receivables as the denominator.
(2)

The Combined principal net charge-off ratio, annualized is calculated using the annualized Combined principal net charge-offs as the numerator and Period-end average managed receivables as the denominator.

(3)	The Recovery ratio, annualized is calculated using annualized Recoveries as the numerator and Period-end average managed receivables as the denominator.

Managed receivables. Absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect modest growth in the level of our managed receivables for 2023 when compared to the same periods in prior years as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. We continually evaluate bulk purchases of receivables and have experienced good growth in our receivables base throughout 2022 resulting from several bulk purchases; however, the timing and size of such purchases are difficult to predict.

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

Combined principal net charge-off ratio, annualized and recovery ratio, annualized. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined principal net charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. Increases in our Combined principal net charge-off ratios for the fourth quarter of 2022 and first quarter of 2023 are indicative of our charge off levels returning to historically normalized levels (i.e., those periods prior to COVID-19 and the related government stimulus programs). While we anticipate our charge offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined principal net charge-off ratio. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos. Given the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we could experience variation in these expectations.

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

We believe that our actions taken to date, our unrestricted cash, future cash provided by operating activities, availability under our debt facilities, and access to the capital markets will provide adequate resources to fund our operating and financing needs.

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

Accordingly, we will continue to focus on (i) obtaining the funding necessary to meet capital needs required by the growth of our receivables, (ii) adding new retail partners to our platform to continue growth of the private label credit receivables, (iii) growing general purpose credit card receivables, (iv) effectively managing costs, and (v) repurchasing outstanding shares of our common and preferred stock.

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term significant refunding or refinancing needs (within the next 24 months) as of March 31, 2023 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring July 15, 2023) that is secured by certain receivables and restricted cash	$7.7
Revolving credit facility (expiring July 20, 2023) that is secured by certain receivables and restricted cash	18.7
Unsecured term debt (expiring August 26, 2024)	17.4
Revolving credit facility (expiring October 30, 2024) that is secured by certain receivables and restricted cash	49.2
Total	$93.0

Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as moderate in the current environment. We believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships. Further details concerning the above debt facilities and other debt facilities we use to fund the acquisition of receivables are provided in Note 9, “Notes Payable,” to our consolidated financial statements included herein.

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

On August 10, 2022, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) providing for the sale by the Company of up to an aggregate offering price of $100,000,000 of our (i) Series B Preferred Stock and (ii) senior notes, from time to time through a sales agent, in connection with the Company’s “at-the-market” offering program (the “ATM Program”). During the three months ended March 31, 2023, we sold an aggregate of 51,327 shares of our Series B Preferred Stock under the ATM Program. We received $1.1 million in net proceeds from sales under the ATM Program. During the three months ended March 31, 2023, we repurchased and contemporaneously retired 1,806 shares of Series B Preferred Stock at an aggregate cost of $29,000.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction were used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 5, "Redeemable Preferred Stock" and Note 11, “Net Income Attributable to Controlling Interests Per Common Share” to our consolidated financial statements for more information.

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

The use of the London Interbank Offered Rate (“LIBOR”) is expected to be phased out by mid-2023. Recently, we replaced LIBOR with the Secured Overnight Financing Rate ("SOFR") for certain of our facilities and LIBOR is no longer used as a reference rate for any of our outstanding financial instruments.

At March 31, 2023, we had $389.8 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended March 31, 2023 and 2022 are as follows:

•

During the three months ended March 31, 2023, we generated $101.7 million of cash flows from operations compared to our generating $80.7 million of cash flows from operations during the three months ended March 31, 2022. The increase in cash provided by operating activities was principally related to an increase in finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables. Additionally,  decreased year-over-year payments made to pay federal and state taxes resulted in higher operating cash flows. Collections on receivables have generally benefited from increased consumer payments as a result of government stimulus payments. As the impact of these stimulus payments declines, we expect consumer payments to return to historical levels.

•

During the three months ended March 31, 2023, we used $53.4 million of cash in our investing activities, compared to use of $102.6 million of cash in investing activities during the three months ended March 31, 2022. This decrease in cash used is primarily due to decreases in the level of net investments in the private label credit and general purpose credit card receivables relative to the same period in 2022 resulting from tightened underwriting standards. While we continue to see increases in consumer spending behavior, the impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable are unknown.

•

During the three months ended March 31, 2023, we used $47.0 million of cash in financing activities, compared to use of $79.3 million of cash in financing activities during the three months ended March 31, 2022. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Additionally, we purchased and retired $65.2 million of our common stock during the three months ended March 31, 2022 pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Measurements for Loans, Interest and Fees Receivable at Fair Value

Our valuation of loans, interest and fees receivable, at fair value is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally-developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of gross yield billed by our bank partner, payment rates by consumers, expected credit loss rates due to non-payment on the receivables, expected servicing costs to collect cash flows, and discount rates which approximate required returns by a purchaser of expected cash flows. These valuation models are calculated by combining similarly priced loans and vintages to determine a stream of expected cash flows. The individual pools of cash flows are then aggregated to determine the total expected cash flows on the outstanding receivable at a given measurement period.

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

In June 2007, we entered into a sublease for 1,000 square feet (as later adjusted to 3,100 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. (“HBR”), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $62,422 and $17,299 for 2022 and 2021, respectively. The aggregate amount of payments required under the sublease from January 1, 2023 to the expiration of the sublease in May 2023 is $39,400.

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the three months ended March 31, 2023 and 2022, we received $140,701 and $101,236, respectively, of reimbursed costs from HBR associated with these leased employees.

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

During 2022, the Company utilized Axiom Bank, NA to provide legal and other services related to various commercial opportunities. David G. Hanna, Frank J. Hanna, III and members of their immediate families, control and own Axiom Bancshares, Inc., which is the bank holding company for Axiom Bank, NA. The aggregate amount of payments made to Axiom Bank, NA during 2022 was $1.0 million.

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; monetary policy by the Federal Reserve; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; inflation; energy prices; the developing metaverse; the extent and duration of the COVID-19 pandemic and its impact on the Company, our bank partners, merchant network, financing sources, borrowers, loan demand, labor markets, supply chain, legal and regulatory matters, borrower payment patterns, information security and consumer privacy, capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for the products we support; changes in the credit quality and fair value of our credit card receivables, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare private label credit operations; account growth; the performance of investments that we have made; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our private label credit operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

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

•	general economic and business conditions, including conditions affecting interest rates, tariffs, consumer income, creditworthiness, consumer confidence, spending and savings levels, employment levels, our revenue, and our defaults and charge-offs;
•	an increase or decrease in credit losses, or increased delinquencies, including increases due to a worsening of general economic conditions in the credit environment;
•	our reliance on proprietary and third-party technology;
•	the availability of adequate financing to support growth;
•	the extent to which federal, state and local governmental regulation of our various business lines and the products we service for others limits or prohibits the operation of our businesses;
•	current and future litigation and regulatory proceedings against us;
•	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
•	the adequacy of our allowances for uncollectible loans, interest and fees receivable and estimates of loan losses used within our risk management and analyses;
•	the possible impairment of assets;
•	the duration and magnitude of the impact of the COVID-19 pandemic on credit usage, payment patterns and the capital markets;
•	our ability to manage costs in line with the expansion or contraction of our various business lines;
•

our relationship with (i) the merchants that participate in private label finance operations and (ii) the banks that issue credit cards and provide certain other credit products utilizing our technology platform and related services;

•	our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees;
•	any decline in the use of cards as a payment mechanism or other adverse developments with respect to the credit card industry in general;
•	increases or decreases in interest rates and uncertainty with respect to the interest rate environment;
•	theft and employee errors; and
•	impact of recent proposed guidance by the Biden administration and the Consumer Financial Protection Bureau regarding late fees.

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

		Impact on Pre-Tax earnings if Interest Rates:
	As of March 31, 2023	Increase 100 Basis Points	Decrease 100 Basis Points
Notes payable subject to interest rate risk	$148.3	$(1.5)	$1.5

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of March 31, 2023, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by 10% for the next 12 months. The sensitivity does not factor in other associative impacts that could occur in such a scenario. This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross. Actual results could differ materially from these estimates:

		Impact if Credit Loss Rates:
	As of March 31, 2023	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,795.6	$1,698.8	$1,894.2
Loans, interest and fees receivable, net	$93.4	$93.2	$93.6
Income (loss) before income taxes		$(97.0)	$98.8

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of March 31, 2023, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in required market rates of return by 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included all of our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross. Actual results could differ materially from these estimates:

		Impact if Discount Rates:
	As of March 31, 2023	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,795.6	$1,764.0	$1,828.2
Income (loss) before income taxes		$(31.6)	$32.6

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of March 31, 2023, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in payment rates by 10% for the next 12 months. The sensitivity does not factor in other associative impacts that could occur in such a scenario. This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included only our loans, interest and fees receivable, at fair value. Actual results could differ materially from these estimates:

		Impact if Payment Rates:
	As of March 31, 2023	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,795.6	$1,821.8	$1,767.7
Income (loss) before income taxes		$26.2	$(27.9)

Counterparty Risk

We are subject to risk if a counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to acquire loans. We seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of March 31, 2023, we had total borrowings associated with our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross of $1.6 billion. Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding and Capital Resources" and Note 9 “Notes Payable” to our consolidated financial statements included herein for further information on our outstanding Notes Payable.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $2,055.0 million at March 31, 2023, from $1,677.6 million at March 31, 2022. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations. On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. A statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver.  In connection therewith, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association to assume all of the deposits and substantially all of the other assets of First Republic Bank. Although we did not have any funds deposited with SVB, Signature Bank or First Republic Bank, we regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

Risks Relating to an Investment in Our Securities

The prices of our securities may fluctuate significantly, and this may make it difficult for you to resell our securities when you want or at prices you find attractive. The prices of our securities on the NASDAQ Global Select Market constantly change. We expect that the market prices of our securities will continue to fluctuate. The market prices of our securities may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;
•	changes in expectations as to our future financial performance, including financial estimates and projections by Atlanticus, securities analysts and investors;
•	the overall financing environment, which is critical to our value;
•	changes in interest rates;
•	inflation and supply chain disruptions;
•	the operating and stock performance of our competitors;
•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;
•	changes in generally accepted accounting principles in the U.S. ("GAAP"), laws, regulations or the interpretations thereof that affect our various business activities and segments;
•	general domestic or international economic, market and political conditions;
•	changes in ownership by executive officers, directors and parties related to them who control a majority of our common stock;
•	additions or departures of key personnel;
•	the annual yield from distributions on the Series B Preferred Stock as compared to yields on other financial instruments; and
•	epidemics and pandemics (such as the COVID-19 pandemic).

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

The Series B Preferred Stock rank junior to our Series A Convertible Preferred Stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B Preferred Stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A Convertible Preferred Stock has been satisfied. The rights of holders of the Series B Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A Convertible Preferred Stock and any future series or class of preferred stock we may issue that ranks senior to the Series B Preferred Stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of March 31, 2023 we have outstanding 400,000 shares of Series A Convertible Preferred Stock and 3,254,161 shares of Series B Preferred Stock. We may issue up to 6,345,839 additional shares of preferred stock.

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

We may issue additional shares of the Series B Preferred Stock and additional series of preferred stock that rank on a parity with the Series B Preferred Stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B Preferred Stock and additional series of preferred stock that would rank on a parity with the Series B Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B Preferred Stock without any vote of the holders of the Series B Preferred Stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of March 31, 2023 we have outstanding 400,000 shares of Series A Convertible Preferred Stock and 3,254,161 shares of Series B Preferred Stock. We may issue up to 6,345,839 additional shares of preferred stock. The issuance of additional shares of Series B Preferred Stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B Preferred Stock if we do not have sufficient funds to pay dividends on all Series B Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 - January 31	16,313	$30.65	16,313	4,389,352
February 1 - February 28	148	$33.89	—	4,390,553
March 1 - March 31	55,893	$25.80	45,168	4,345,385
Total	72,354	$26.72	61,481	4,345,385

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 10,873 such shares returned to us during the three months ended March 31, 2023.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on March 15, 2022, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2024.

The following table sets forth information with respect to our repurchases of Series B Preferred Stock during the three months ended March 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 - January 31	—	$—	—	5,000,000
February 1 - February 28	—	$—	—	5,000,000
March 1 - March 31	1,806	$16.27	1,806	4,998,194
Total	1,806	$—	1,806	4,998,194
(1)	On November 8, 2022, our Board of Directors authorized the Company to repurchase up to 500,000 shares of our Series B Preferred Stock through June 30, 2024.

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

Atlanticus Holdings Corporation

May 9, 2023	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)