Form 10-Q
period 2023-06-30
Atlanticus Holdings Corp
filed 2023-08-09
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, 14,431,072 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2023	2022

Assets
Unrestricted cash and cash equivalents (including $172.1 million and $202.2 million associated with variable interest entities at June 30, 2023 and December 31, 2022, respectively)	$342,616	$384,984
Restricted cash and cash equivalents (including $30.3 million and $27.6 million associated with variable interest entities at June 30, 2023 and December 31, 2022, respectively)	51,791	48,208
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $1,868.3 million and $1,735.9 million associated with variable interest entities at June 30, 2023 and December 31, 2022, respectively)	1,916,063	1,817,976
Loans, interest and fees receivable, gross	115,055	105,267
Allowances for uncollectible loans, interest and fees receivable	(1,700)	(1,643)
Deferred revenue	(18,863)	(16,190)
Net loans, interest and fees receivable	2,010,555	1,905,410
Property at cost, net of depreciation	12,549	10,013
Operating lease right-of-use assets	11,373	11,782
Prepaid expenses and other assets	25,818	27,417
Total assets	$2,454,702	$2,387,814
Liabilities
Accounts payable and accrued expenses	$47,468	$44,332
Operating lease liabilities	20,543	20,112
Notes payable, net (including $1,595.8 million and $1,586.0 million associated with variable interest entities at June 30, 2023 and December 31, 2022, respectively)	1,665,246	1,653,306
Senior notes, net	144,316	144,385
Income tax liability	75,640	60,689
Total liabilities	1,953,213	1,922,824

Commitments and contingencies (Note 10)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at June 30, 2023 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2022 (Note 5) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 5)	100,100	99,950

Shareholders' Equity
Series B preferred stock, no par value, 3,256,261 shares issued and outstanding at June 30, 2023 (liquidation preference - $81.4 million); 3,204,640 shares issued and outstanding at December 31, 2022 (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 14,428,039 and 14,453,415 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Paid-in capital	107,633	121,996
Retained earnings	255,716	204,415
Total shareholders’ equity	363,349	326,411
Noncontrolling interests	(1,960)	(1,371)
Total equity	361,389	325,040
Total liabilities, preferred stock and equity	$2,454,702	$2,387,814

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Consumer loans, including past due fees	$220,042	$191,547	$429,743	$356,353
Fees and related income on earning assets	62,874	65,839	107,231	120,537
Other revenue	7,835	12,410	14,759	22,676
Total operating revenue, net	290,751	269,796	551,733	499,566
Other non-operating revenue	87	239	146	300
Total revenue	290,838	270,035	551,879	499,866

Interest expense	(24,215)	(18,925)	(48,449)	(36,335)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	(309)	(182)	(1,013)	(329)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(177,829)	(146,559)	(327,651)	(251,239)
Net margin	88,485	104,369	174,766	211,963

Operating expenses:
Salaries and benefits	10,629	10,099	21,233	21,525
Card and loan servicing	23,814	23,997	48,149	46,672
Marketing and solicitation	14,486	20,231	24,892	40,804
Depreciation	643	549	1,261	1,142
Other	6,900	6,953	13,136	21,646
Total operating expenses	56,472	61,829	108,671	131,789
Income before income taxes	32,013	42,540	66,095	80,174
Income tax expense	(7,199)	(8,743)	(15,387)	(1,622)
Net income	24,814	33,797	50,708	78,552
Net loss attributable to noncontrolling interests	275	228	593	483
Net income attributable to controlling interests	25,089	34,025	51,301	79,035
Preferred dividends and discount accretion	(6,289)	(6,257)	(12,516)	(12,463)
Net income attributable to common shareholders	$18,800	$27,768	$38,785	$66,572
Net income attributable to common shareholders per common share—basic	$1.30	$1.88	$2.68	$4.50
Net income attributable to common shareholders per common share—diluted	$1.02	$1.46	$2.11	$3.43

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Temporary Equity (Unaudited)

For the Three and Six Months Ended June 30, 2023 and June 30, 2022

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2022	3,204,640	$—	14,453,415	$—	$121,996	$204,415	$(1,371)	$325,040	$99,950	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Discount associated with repurchase of preferred stock	—	—	—	—	16	—	—	16	—	—
Preferred dividends	—	—	—	—	(6,168)	—	—	(6,168)	—	—
Stock option exercises and proceeds related thereto	—	—	1,258	—	19	—	—	19	—	—
Compensatory stock issuances, net of forfeitures	—	—	146,227	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	51,327	—	—	—	1,069	—	—	1,069	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Stock-based compensation costs	—	—	—	—	931	—	—	931	—	—
Redemption and retirement of preferred shares	(1,806)	—	—	—	(45)	—	—	(45)	—	—
Redemption and retirement of common shares	—	—	(72,354)	—	(1,947)	—	—	(1,947)	—	—
Net income (loss)	—	—	—	—	—	26,212	(318)	25,894	—	—
Balance at March 31, 2023	3,254,161	$—	14,528,546	$—	$115,796	$230,627	$(1,685)	$344,738	$100,025	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,214)	—	—	(6,214)	—	—
Stock option exercises and proceeds related thereto	—	—	5,160	—	40	—	—	40	—	—
Compensatory stock issuances, net of forfeitures	—	—	(220)	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	2,100	—	—	—	43	—	—	43	—	—
Stock-based compensation costs	—	—	—	—	1,031	—	—	1,031	—	—
Redemption and retirement of common shares	—	—	(105,447)	—	(2,988)	—	—	(2,988)	—	—
Net income (loss)	—	—	—	—	—	25,089	(275)	24,814	—	—
Balance at June 30, 2023	3,256,261	$—	14,428,039	$—	$107,633	$255,716	$(1,960)	$361,389	$100,100	$40,000

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2021	3,188,533	$—	14,804,408	$—	$227,763	$60,236	$(500)	$287,499	$99,650	$40,000
Cumulative effects from adoption of the CECL standard	—	—	—	—	—	8,582	—	8,582	—	—
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,131)	—	—	(6,131)	—	—
Stock option exercises and proceeds related thereto	—	—	1,000,534	—	2,788	—	—	2,788	—	—
Compensatory stock issuances, net of forfeitures	—	—	113,165	—	—	—	—	—	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Stock-based compensation costs	—	—	—	—	1,111	—	—	1,111	—	—
Redemption and retirement of shares	—	—	(1,005,212)	—	(65,214)	—	—	(65,214)	—	—
Net income (loss)	—	—	—	—	—	45,010	(255)	44,755	—	—
Balance at March 31, 2022	3,188,533	$—	14,912,895	$—	$160,242	$113,828	$(751)	$273,319	$99,725	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,182)	—	—	(6,182)	—	—
Stock option exercises and proceeds related thereto	—	—	3,402	—	33	—	—	33	—	—
Compensatory stock issuances, net of forfeitures	—	—	(183)	—	—	—	—	—	—	—
Stock-based compensation costs	—	—	—	—	1,186	—	—	1,186	—	—
Redemption and retirement of shares	—	—	(355,036)	—	(12,861)	—	—	(12,861)	—	—
Net income (loss)	—	—	—	—	—	34,025	(228)	33,797	—	—
Balance at June 30, 2022	3,188,533	$—	14,561,078	$—	$142,343	$147,853	$(979)	$289,217	$99,800	$40,000

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$50,708	$78,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,696	3,400
Provision for losses on loans, interest and fees receivable	1,013	329
Income from accretion of merchant fees and discount associated with receivables purchases	(82,680)	(69,417)
Changes in fair value of loans, interest and fees receivable recorded at fair value	327,651	251,239
Amortization of deferred loan costs	2,904	2,345
Stock-based compensation costs	1,962	2,297
Lease liability payments	(361)	(3,635)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(113,268)	(113,786)
Increase (decrease) in income tax liability	14,951	(2,583)
Increase in accounts payable and accrued expenses	3,950	6,117
Other	1,261	(2,252)
Net cash provided by operating activities	209,787	152,606

Investing activities
Proceeds from recoveries on charged off receivables	30,101	12,847
Investments in earning assets	(1,192,213)	(1,293,526)
Proceeds from earning assets	924,499	927,169
Purchases and development of property, net of disposals	(3,798)	(601)
Net cash used in investing activities	(241,411)	(354,111)

Financing activities
Noncontrolling interests contributions	4	4
Proceeds from issuance of Series B preferred stock, net of issuance costs	1,112	—
Preferred dividends	(12,429)	(12,365)
Proceeds from exercise of stock options	59	2,821
Purchase and retirement of outstanding common and preferred stock	(4,964)	(78,075)
Proceeds from borrowings	252,212	249,762
Repayment of borrowings	(243,159)	(100,914)
Net cash (used in) provided by financing activities	(7,165)	61,233
Effect of exchange rate changes on cash and cash equivalents and restricted cash	4	(36)
Net decrease in cash and cash equivalents and restricted cash	(38,785)	(140,308)
Cash and cash equivalents and restricted cash at beginning of period	433,192	506,628
Cash and cash equivalents and restricted cash at end of period	$394,407	$366,320
Supplemental cash flow information
Cash paid for interest	$45,501	$33,162
Net cash income tax payments	$436	$4,205
Decrease in accrued and unpaid preferred dividends	$(47)	$(52)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

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

Within our Credit as a Service (“CaaS”) segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $37 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retailers and healthcare providers, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

We also report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded and the carrying values of our investments in these companies are not material.

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

As a result of the COVID-19 pandemic and subsequent declaration of a national emergency and the associated government policy responses and corresponding inflation, certain consumers were previously offered the ability to defer their payment without penalty during the national emergency period. In March 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” ("COVID-19 Guidance"). The COVID-19 Guidance encouraged financial institutions to work prudently with borrowers that were unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the COVID-19 Guidance, certain consumers negatively impacted by COVID-19 were provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continued to accrue interest and their delinquency status was not changed through the deferment period. The Biden administration ended the COVID-19 national and public health emergencies on May 11, 2023. This action ended the flexibility provided under the COVID-19 Guidance.  The long-term impact that the cessation of certain benefits provided under emergency relief programs will have on our consumers is uncertain although the remaining financial statement impact for those customers previously provided the aforementioned short-term payment deferrals and fee waivers is not material.

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

Unrestricted Cash and Cash Equivalents

Unrestricted cash and cash equivalents consist of cash, money market investments and overnight deposits. We consider all highly liquid cash investments with low interest rate risk and original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market. We maintain unrestricted cash and cash equivalents for general operating purposes. We maintain our cash and cash equivalents in accounts at regulated domestic financial institutions in amounts that exceed FDIC insured amounts which aggregated approximately $3.0 million based on our current banking relationships.

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

Loans, Interest and Fees Receivable, Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with our Auto Finance segment’s operations. We purchased auto loans with outstanding principal of $55.3 million, $120.3 million,  $52.8 million and $109.3 million for the three and six months ended June 30, 2023 and 2022, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

We show both an allowance for uncollectible loans, interest and fees receivable and for unearned fees (or “deferred revenue”) for our loans, interest and fees receivable that are not carried at fair value. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans, interest and fees receivable, and we regularly evaluate and update our methodologies to determine the most appropriate allowance necessary. We may individually evaluate a receivable or pool of receivables for impairment if circumstances indicate that the receivable or pool of receivables may be at higher risk for non-performance than other receivables (e.g., if a particular retail or auto-finance partner has indications of non-performance (such as a bankruptcy) that could impact the underlying pool of receivables we purchased from the partner).

Certain of our loans, interest and fees receivable also contain components of deferred revenue related to loan discounts on the purchase of our auto finance receivables. As of June 30, 2023 and December 31, 2022, the weighted average remaining accretion period for the $18.9 million and $16.2 million of deferred revenue reflected in the consolidated balance sheets was 27 months for both periods.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Three Months Ended June 30, 2023	Auto Finance
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(1.7)
Provision for credit losses	(0.3)
Charge-offs	0.8
Recoveries	(0.5)
Balance at end of period	$(1.7)

For the Six Months Ended June 30, 2023	Auto Finance
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(1.6)
Provision for credit losses	(1.0)
Charge-offs	1.8
Recoveries	(0.9)
Balance at end of period	$(1.7)

As of June 30, 2023	Auto Finance
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—
Balance at end of period collectively evaluated for impairment	$(1.7)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$115.1
Loans, interest and fees receivable individually evaluated for impairment	$—
Loans, interest and fees receivable collectively evaluated for impairment	$115.1

For the Three Months Ended June 30, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$—	$(1.6)	$—	$(1.6)
Provision for credit losses	—	(0.2)	—	(0.2)
Charge-offs	—	0.4	—	0.4
Recoveries	—	(0.2)	—	(0.2)
Balance at end of period	$—	$(1.6)	$—	$(1.6)

For the Six Months Ended June 30, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(43.4)	$(1.4)	$(12.4)	$(57.2)
Cumulative effects from adoption of fair value under the CECL standard	43.4	—	12.4	55.8
Cumulative effects from adoption of the CECL standard	—	(0.2)		(0.2)
Provision for credit losses	—	(0.3)	—	(0.3)
Charge-offs	—	0.8	—	0.8
Recoveries	—	(0.5)	—	(0.5)
Balance at end of period	$—	$(1.6)	$—	$(1.6)

As of December 31, 2022	Auto Finance
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—
Balance at end of period collectively evaluated for impairment	$(1.6)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$105.3
Loans, interest and fees receivable individually evaluated for impairment	$—
Loans, interest and fees receivable collectively evaluated for impairment	$105.3

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

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivable is performing. An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of June 30, 2023 and December 31, 2022 is as follows:

As of June 30, 2023	Auto Finance
30-59 days past due	$8.1
60-89 days past due	3.0
90 or more days past due	1.7
Delinquent loans, interest and fees receivable, gross	12.8
Current loans, interest and fees receivable, gross	102.3
Total loans, interest and fees receivable, gross	$115.1
Balance of loans greater than 90-days delinquent still accruing interest and fees	$1.3

As of December 31, 2022	Auto Finance
30-59 days past due	$8.5
60-89 days past due	3.0
90 or more days past due	2.1
Delinquent loans, interest and fees receivable, gross	13.6
Current loans, interest and fees receivable, gross	91.7
Total loans, interest and fees receivable, gross	$105.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$1.7

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

The Company modified 98,880 accounts in the amount of $106.7 million during the twelve month period ended June 30, 2022 that qualified as TDRs. As of January 1, 2023, receivables accounted for using fair value are not included in our disclosure of TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	June 30, 2022
	Private label credit	General purpose credit card
Number of accounts	4,971	14,991
Loan balance at time of charge off (in thousands)	$7,983	$12,358

Income Taxes

We experienced effective tax rates of 22.3% and 23.1% for the three and six months ended June 30, 2023, compared to 20.4% and 2.0% for the three and six months ended June 30, 2022.

Our effective tax rates for the three and six months ended June 30, 2023, are above the statutory rate principally due to (1) state and foreign income tax expense, (2) interest accrued on uncertain tax positions, (3) taxes on global intangible low-taxed income, and (4) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees. Partially offsetting the foregoing items was our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes.

Our effective tax rates for the three and six months ended June 30, 2022, were below the statutory rate due to (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Partially offsetting these two items were the effects of state and foreign income tax expense.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. On the basis described above, we reported interest expense of $1.1 million for the six months ended June 30, 2023, and de minimis interest expense for the six months ended June 30, 2022.

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

For the Three Months Ended June 30, 2023	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$5,003	$—	$5,003
Servicing income	636	189	825
Service charges and other customer related fees	1,989	18	2,007
Total revenue from contracts with customers	$7,628	$207	$7,835

(1) Interchange revenue is presented net of customer reward expense.

For the Six Months Ended June 30, 2023	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$9,619	$—	$9,619
Servicing income	1,341	380	1,721
Service charges and other customer related fees	3,382	37	3,419
Total revenue from contracts with customers	$14,342	$417	$14,759

(1) Interchange revenue is presented net of customer reward expense.

For the Three Months Ended June 30, 2022	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$7,381	$—	$7,381
Servicing income	804	225	1,029
Service charges and other customer related fees	3,984	16	4,000
Total revenue from contracts with customers	$12,169	$241	$12,410

(1) Interchange revenue is presented net of customer reward expense.

For the Six Months Ended June 30, 2022	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$13,079	$—	$13,079
Servicing income	1,634	477	2,111
Service charges and other customer related fees	7,454	32	7,486
Total revenue from contracts with customers	$22,167	$509	$22,676

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

On March 31, 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructurings by creditors while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. This guidance requires an entity to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, the ASU requires disclosure of current period gross write-offs by year of origination for financing receivables. The disclosures required by this ASU are required for receivables held at amortized cost and exclude those accounted for using fair value. The Company adopted this ASU on January 1, 2023. As the significant majority of the Company's receivables are held at fair value, the adoption of this ASU did not have a material impact on the Company's financial results and accompanying disclosures.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: CaaS and Auto Finance.

As of both June 30, 2023 and December 31, 2022, we did not have a material amount of long-lived assets located outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three Months Ended June 30, 2023	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$210,268	$9,774	$220,042
Fees and related income on earning assets	62,852	22	62,874
Other revenue	7,627	208	7,835
Other non-operating revenue	89	(2)	87
Total revenue	280,836	10,002	290,838
Interest expense	(23,363)	(852)	(24,215)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	—	(309)	(309)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(177,829)	—	(177,829)
Net margin	$79,644	$8,841	$88,485
Income before income taxes	$28,883	$3,130	$32,013
Income tax expense	$(6,346)	$(853)	$(7,199)

Six Months Ended June 30, 2023	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$410,797	$18,946	$429,743
Fees and related income on earning assets	107,191	40	107,231
Other revenue	14,342	417	14,759
Other non-operating revenue	103	43	146
Total revenue	532,433	19,446	551,879
Interest expense	(46,823)	(1,626)	(48,449)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	—	(1,013)	(1,013)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(327,651)	—	(327,651)
Net margin	$157,959	$16,807	$174,766
Income before income taxes	$60,736	$5,359	$66,095
Income tax expense	$(13,913)	$(1,474)	$(15,387)
Total assets	$2,355,177	$99,525	$2,454,702

Three Months Ended June 30, 2022	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$182,828	$8,719	$191,547
Fees and related income on earning assets	65,819	20	65,839
Other revenue	12,169	241	12,410
Other non-operating revenue	228	11	239
Total revenue	261,044	8,991	270,035
Interest expense	(18,552)	(373)	(18,925)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	—	(182)	(182)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(146,559)	—	(146,559)
Net margin	$95,933	$8,436	$104,369
Income before income taxes	$39,979	$2,561	$42,540
Income tax expense	$(8,100)	$(643)	$(8,743)

Six Months Ended June 30, 2022	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$339,293	$17,060	$356,353
Fees and related income on earning assets	120,499	38	120,537
Other revenue	22,167	509	22,676
Other non-operating revenue	263	37	300
Total revenue	482,222	17,644	499,866
Interest expense	(35,715)	(620)	(36,335)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	—	(329)	(329)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(251,239)	—	(251,239)
Net margin	$195,268	$16,695	$211,963
Income before income taxes	$83,577	$(3,403)	$80,174
Income tax (expense) benefit	$(2,582)	$960	$(1,622)
Total assets	$2,025,867	$90,587	$2,116,454

4.	Shareholders’ Equity and Preferred Stock

During the three and six months ended June 30, 2023 and 2022, we repurchased and contemporaneously retired 105,447 shares, 177,801 shares, 355,036 shares and 1,360,248 shares of our common stock at an aggregate cost of $2,988,000, $4,935,000, $12,861,000 and $78,075,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

During the three and six months ended  June 30, 2023 and 2022, we sold 2,100 shares, 53,427 shares, 0 shares and 0 shares of our Series B Preferred Stock under our “at-the-market” offering program (the “ATM Program”) for net proceeds of $0.0 million, $1.1 million, $0.0 million and $0.0 million, respectively. During the three and six months ended June 30, 2023 and 2022, we repurchased and contemporaneously retired 0 shares, 1,806 shares, 0 shares and 0 shares of Series B Preferred Stock at an aggregate cost of $0, $29,000, $0 and $0, respectively. For further information regarding the ATM Program, see Note 13 “ATM Program.”

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. A holder of the Class B Preferred Units may, at its election, require the Company to redeem part or all of such holder’s Class B Preferred Units for cash on or after October 14, 2024. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction are being used for general corporate purposes. The Company has the right to redeem the Class B Preferred Units at any time with notice. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 11, “Net Income Attributable to Controlling Interests Per Common Share” for more information.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the  June 30, 2023 and  December 31, 2022 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of June 30, 2023 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$102,066	$94,492
Loans, interest and fees receivable, at fair value	$—	$—	$1,916,063	$1,916,063

Assets – As of December 31, 2022 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$94,968	$87,434
Loans, interest and fees receivable, at fair value	$—	$—	$1,817,976	$1,817,976

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2023 and 2022:

	Loans, Interest and Fees Receivables, at Fair Value
	2023	2022
Balance at January 1,	$1,817,976	$1,026,424
Cumulative effects from adoption of fair value under the CECL standard	—	314,985
Net revaluations of loans, interest and fees receivable, at fair value, included in earnings	44,212	(23,409)
Principal charge-offs, net of recoveries, included in earnings	(256,000)	(154,162)
Finance and fees, included in earnings	453,766	412,436
Finance charge-offs, included in earnings	(115,863)	(73,668)
Purchases	1,157,313	1,253,916
Settlements	(1,185,341)	(1,139,647)
Balance at June 30,	$1,916,063	$1,616,875

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of   June 30, 2023 and December 31, 2022. As discussed above, our fair value models include market degradation to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest. This market degradation is included in the below quantitative information:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at June 30, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$1,916,063	Discounted cash flows	Gross yield, net of finance charge charge-offs	25.3% to 37.0% (32.2%)
			Payment rate	9.0% to 10.3% (9.7%)
			Expected principal credit loss rate	30.4% to 33.2% (31.5%)
			Servicing rate	2.9% to 3.1% (3.0%)
			Discount rate	10.2% to 10.5% (10.3%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$1,817,976	Discounted cash flows	Gross yield, net of finance charge charge-offs	24.7% to 36.1% (31.4%)
			Payment rate	5.0% to 11.4% (10.3%)
			Expected principal credit loss rate	9.2% to 30.3% (30.2%)
			Servicing rate	3.5% to 6.4% (3.6%)
			Discount rate	9.8% to 10.5% (10.1%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2023 and December 31, 2022 fair values and carrying amounts of our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,642,129	$1,642,129
Amortizing debt facilities	$—	$—	$23,117	$23,117
Senior notes, net	$137,874	$—	$—	$144,316

Liabilities – As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,630,111	$1,630,111
Amortizing debt facilities	$—	$—	$23,195	$23,195
Senior notes, net	$125,640	$—	$—	$144,385

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

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2023 and  December 31, 2022 concerning certain assets we carry at fair value are as follows:

As of June 30, 2023	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$635	$2,173,366
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$614	$1,966,732
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$635	$1,915,428
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$—	$21,419
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$16	$100,417

As of December 31, 2022	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$786	$2,119,340
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$760	$1,910,090
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$765	$1,817,211
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$3	$8,362
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$4	$144,767

7.	Variable Interest Entities

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

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	June 30, 2023	December 31, 2022
Unrestricted cash and cash equivalents	$172.1	$202.2
Restricted cash and cash equivalents	30.3	27.6
Loans, interest and fees receivable, at fair value	1,868.3	1,735.9
Total Assets held by VIEs	$2,070.7	$1,965.7
Notes Payable, net held by VIEs	$1,595.8	$1,586.0
Maximum exposure to loss due to involvement with VIEs	$1,815.4	$1,756.0

8.	Leases

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost, gross	$637	$1,373	$1,276	$3,097
Sublease income	(23)	(807)	(47)	(2,109)
Net Operating lease cost	$614	$566	$1,229	$988
Cash paid under operating leases, gross	$181	$1,000	$361	$3,635

Weighted average remaining lease term - months	128
Weighted average discount rate	6.6%

As of June 30, 2023, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2023 (excluding the six months ended June 30, 2023)	$1,315	$(48)	$1,267
2024	2,813	(40)	2,773
2025	2,652	—	2,652
2026	2,512	—	2,512
2027	2,476	—	2,476
Thereafter	17,338	—	17,338
Total lease payments	29,106	(88)	29,018
Less imputed interest	(8,563)
Total	$20,543

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

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of June 30, 2023, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of June 30, 2023 and  December 31, 2022 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	June 30, 2023	December 31, 2022

Revolving credit facilities at a weighted average interest rate equal to 5.3% as of June 30, 2023 (5.1% as of December 31, 2022) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $1,998.2 million as of June 30, 2023 ($1,856.2 million as of December 31, 2022)

Revolving credit facility, not to exceed $65.0 million (expiring November 1, 2025) (1) (2) (3)	$46.3	$44.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2024) (2) (3) (4) (5)	49.9	50.0
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2024) (2) (3) (4) (5) (6)	80.0	—
Revolving credit facility, not to exceed $50.0 million (expiring July 20, 2025) (2) (3) (4) (5)	12.8	24.6
Revolving credit facility, not to exceed $20.0 million (expiring September 15, 2023) (2) (3) (4) (5)	7.4	11.1
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	122.2	188.9
Revolving credit facility, not to exceed $100.0 million (expiring January 15, 2025) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $250.0 million (expiring October 15, 2025) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $25.0 million (expiring June 16, 2025) (3) (4) (5)	25.0	25.0
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $75.0 million (expiring March 15, 2025) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $300.0 million (expiring May 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $250.0 million (expiring May 15, 2030) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $100.0 million (expiring August 5, 2024) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2028) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $20.0 million (expiring May 26, 2026) (3) (4) (5)	10.0	—
Other facilities
Other debt	5.7	5.8
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Total notes payable before unamortized debt issuance costs and discounts	1,676.7	1,666.9
Unamortized debt issuance costs and discounts	(11.5)	(13.6)
Total notes payable outstanding, net	$1,665.2	$1,653.3

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs. See Note 7, "Variable Interest Entities" for more information.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of June 30, 2023, the Prime Rate was 8.25% and the Secured Overnight Financing Rate ("SOFR") was 5.09%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $49.9 million was drawn as of June 30, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to SOFR plus 3.0%. The facility matures on October 30, 2024 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $46.3 million was drawn as of June 30, 2023). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to SOFR plus a range between 2.25% and 2.6% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of June 30, 2023, the facility's borrowing limit was $65.0 million and the facility matures on November 1, 2025. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $12.8 million was drawn as of June 30, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term Secured Overnight Financing Rate ("Term SOFR") plus 3.6%. An amendment was completed in July 2023 that extended the maturity to July 20, 2025. There were no other material changes to the existing terms. The facility is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered a revolving credit facility to sell up to an aggregate $100.0 million of notes that are secured by the receivables and other assets of the trust (of which $80.0 million was outstanding as of June 30, 2023) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes equals the SOFR plus 3.1%. The facility matures on March 15, 2024, and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. As of June 30, 2023, the aggregate borrowing limit was $100.0 million.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $7.4 million was drawn as of June 30, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Prime Rate. The note is guaranteed by Atlanticus.

In August 2019, Atlanticus Holdings Corporation issued a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024.

In November 2019, we (through a wholly owned subsidiary) sold $200.0 million of ABS secured by certain credit card receivables (expiring May 15, 2024). A portion of the proceeds from the sale was used to pay down our existing facilities associated with our credit card receivables and the remaining proceeds were used to fund the acquisition of future receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 12-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.91%. This facility is currently in contractual scheduled amortization.

In July 2020, we (through a wholly owned subsidiary) sold $100.0 million of ABS secured by certain private label credit receivables. A portion of the proceeds from the sale were used to pay down some of our existing revolving facilities associated with our private label credit receivables, and the remaining proceeds were used to fund the acquisition of receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.47%.

In October 2020, we (through a wholly owned subsidiary) sold $250.0 million of ABS secured by certain private label credit receivables. A portion of the proceeds from the sale was used to pay down our existing term ABS associated with our private label credit receivables, noted above, and the remaining proceeds were used to fund the acquisition of receivables. The terms of the ABS allow for a 41-month revolving structure with an 18-month amortization period, and the securities mature between August 2025 and October 2025. The weighted average interest rate on the securities is fixed at 4.1%.

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million borrowing limit (of which $25.0 million was drawn as of June 30, 2023) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the Prime Rate or 4%. The facility matures on June 16, 2025 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In June 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

In September 2021, we (through a wholly owned subsidiary) entered a term facility with a $75.0 million limit (of which $0.0 million was outstanding as of June 30, 2023) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term SOFR plus 2.75%. The terms of the facility allow for a 24-month revolving structure with an 18-month amortization period and the facility matures in March 2025.

In November 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026). The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 3.53%.

In May 2022, we (through a wholly owned subsidiary) entered a $250.0 million ABS agreement (of which $250.0 million was drawn as of June 30, 2023) secured by certain credit card receivables (expiring May 15, 2030). The terms of the ABS allow for a five-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.33%.

In August 2022, we (through a wholly owned subsidiary) entered a $100.0 million ABS agreement secured by certain credit card receivables (of which $0.0 million was outstanding as of June 30, 2023) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on the Term SOFR plus 1.8%. The facility matures on August 5, 2024.

In September 2022, we (through a wholly owned subsidiary) sold $100.0 million of ABS secured by certain private label credit receivables. A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our private label credit receivables, noted above, and the remaining proceeds have been invested in the acquisition of receivables. The terms of the ABS allow for a 3-year revolving structure with an 18-month amortization period. The weighted average interest rate on the securities is fixed at 7.3%.

In May 2023, we (through a wholly owned subsidiary) entered a revolving credit facility with a $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $10.0 million was drawn as of June 30, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 3.75%. The facility matures on May 26, 2026 and is subject to certain covenants and restrictions of which the failure could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

As of June 30, 2023, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In  November 2021, we issued $150.0 million aggregate principal amount of senior notes (included on our consolidated balance sheet as "Senior notes, net"). The senior notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The senior notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the senior notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The senior notes bear interest at the rate of 6.125% per annum. Interest on the senior notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The senior notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the senior notes into interest expense over the expected life of the notes. Amortization of these fees for the three and six months ended June 30, 2023 and 2022 totaled $0.3 million $0.7 million, $0.4 million and $0.7 million, respectively. We repurchased $786,000 of the outstanding principal amount of these senior notes for the for the three and six months ended June 30, 2023.

10.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $2.5 billion at June 30, 2023. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of June 30, 2023, CAR had unfunded outstanding floor-plan financing commitments totaling $10.3 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $21.4 million remains pledged as of June 30, 2023 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of June 30, 2023, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling in a credit protection program with our issuing bank partners which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $65.0 million as of June 30, 2023. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to controlling interests	$25,089	$34,025	$51,301	$79,035
Preferred stock and preferred unit dividends and accretion	(6,289)	(6,257)	(12,516)	(12,463)
Net income attributable to common shareholders—basic	18,800	27,768	38,785	66,572
Effect of dilutive preferred stock dividends and accretion	598	598	1,190	1,190
Net income attributable to common shareholders—diluted	$19,398	$28,366	$39,975	$67,762
Denominator:
Basic (including unvested share-based payment awards) (1)	14,439	14,744	14,457	14,783
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,520	4,736	4,513	4,986
Diluted (including unvested share-based payment awards) (1)	18,959	19,480	18,970	19,769
Net income attributable to common shareholders per share—basic	$1.30	$1.88	$2.68	$4.50
Net income attributable to common shareholders per share—diluted	$1.02	$1.46	$2.11	$3.43

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 246,994 and 217,851 for the three and six months ended June 30, 2023 compared to 153,650 and 127,138 for the three and six months ended June 30, 2022, respectively.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million and 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the three and six months ended June 30, 2023 and we excluded stock options to purchase 0.1 and 0.0 million shares from our net income attributable to controlling interests per share of common stock calculations for the three and six months ended June 30, 2022

For the three and six months ended June 30, 2023 and 2022, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 5, "Redeemable Preferred Stock", for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of June 30, 2023, 48,660 shares remained available for issuance under the ESPP and 1,929,821 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three and six months ended June 30, 2023 and 2022.

Restricted Stock and Restricted Stock Units

During the six months ended June 30, 2023 and 2022, we granted 146,007 shares and 106,315 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $3.6 million and $5.0 million, respectively. We incurred expenses of $1.5 million and $1.3 million during the six months ended June 30, 2023 and 2022, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of June 30, 2023, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $5.4 million with a weighted average remaining amortization period of 2.7 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0.2 million, $0.4 million, $0.5 million and $1.0 million related to stock option-related compensation costs during the three and six months ended June 30, 2023 and 2022, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	802,163	$12.23
Issued	—	$—
Exercised	(6,418)	$9.22
Expired/Forfeited	(999)	$15.30
Outstanding at June 30, 2023	794,746	$12.25	1.1	$23,654,540
Exercisable at June 30, 2023	685,050	$9.31	0.8	$22,402,009

No options were issued during the three and six months ended June 30, 2023 and 2022. We had $0.4 million and $0.8 million of unamortized deferred compensation costs associated with non-vested stock options as of June 30, 2023 and December 31, 2022, respectively, with a weighted average remaining amortization period of 0.8 years as of June 30, 2023. Upon exercise of outstanding options, the Company issues new shares.

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

We have evaluated subsequent events occurring after June 30, 2023, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

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

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of June 30, 2023, our CAR operations served more than 630 dealers in 32 states and two U.S. territories. The core operations continue to perform well, absent the early 2022 settlement of outstanding litigation (achieving consistent profitability and generating positive cash flows and growth).

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

Borrowers impacted by COVID-19 requesting hardship assistance may have received temporary relief from payments or fee waivers. While we expect these measures to mitigate credit losses, related economic disruptions could result in increased portfolio credit losses in the future. The Biden administration ended the COVID-19 national and public health emergencies on May 11, 2023. The long term impact that the cessation of certain benefits provided under emergency relief programs will have on our consumers is uncertain although the remaining financial statement impact for those customers previously provided the aforementioned short-term payment deferrals and fee waivers is not material.

The Company remains committed to serving our bank partners, merchant partners and consumers, while caring for the health and safety of our employees and their families. The potential impact that COVID-19, related economic impacts, inflation and labor shortages and supply chain disruptions could have on our financial condition and results of operations remains uncertain. For more information, refer to Part II, Item 1A “Risk Factors” and, in particular, “Other Risks of our Business – COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital” and "Other Risks of our Business – Our business and operations may be negatively affected by rising prices and interest rates."

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended June 30,		Increases (Decreases)
(In Thousands)	2023	2022	from 2022 to 2023
Total operating revenue	$290,751	$269,796	$20,955
Other non-operating revenue	87	239	(152)
Interest expense	(24,215)	(18,925)	(5,290)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	(309)	(182)	(127)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(177,829)	(146,559)	(31,270)
Net margin	88,485	104,369	(15,884)
Operating expenses:
Salaries and benefits	10,629	10,099	(530)
Card and loan servicing	23,814	23,997	183
Marketing and solicitation	14,486	20,231	5,745
Depreciation	643	549	(94)
Other	6,900	6,953	53
Total operating expenses:	56,472	61,829	5,357

Net income	24,814	33,797	(8,983)
Net loss attributable to noncontrolling interests	275	228	47
Net income attributable to controlling interests	25,089	34,025	(8,936)
Net income attributable to controlling interests to common shareholders	18,800	27,768	(8,968)

			Income
	For the Six Months Ended June 30,		Increases (Decreases)
(In Thousands)	2023	2022	from 2022 to 2023
Total operating revenue	$551,733	$499,566	$52,167
Other non-operating revenue	146	300	(154)
Interest expense	(48,449)	(36,335)	(12,114)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	(1,013)	(329)	(684)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(327,651)	(251,239)	(76,412)
Net margin	174,766	211,963	(37,197)
Operating expenses:
Salaries and benefits	21,233	21,525	292
Card and loan servicing	48,149	46,672	(1,477)
Marketing and solicitation	24,892	40,804	15,912
Depreciation	1,261	1,142	(119)
Other	13,136	21,646	8,510
Total operating expenses:	108,671	131,789	23,118

Net income	50,708	78,552	(27,844)
Net loss attributable to noncontrolling interests	593	483	110
Net income attributable to controlling interests	51,301	79,035	(27,734)
Net income attributable to controlling interests to common shareholders	38,785	66,572	(27,787)

Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased from $1,908.9 million as of June 30, 2022 to $2,173.4 million as of June 30, 2023. We continue to experience higher growth in our acquisitions of general purpose credit card receivables (which tend to have higher yields and corresponding charge-offs) than in our acquisitions of private label credit receivables. This relative mix of receivable acquisitions led to an increase in our corresponding revenue. While we noted some disruptions in consumer spending behavior due to the COVID-19 pandemic and related economic impacts, including inflation, labor shortages and supply chain disruptions, we are currently experiencing continued period-over-period growth in private label credit and general purpose credit card receivables and to a lesser extent in our CAR receivables—growth that we expect to result in net period-over-period growth in our total interest income and related fees for these operations for the majority of 2023, albeit at a decreased growth rate to that experienced in 2022. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and effective marketing for the general purpose credit card operations. Other revenue on our consolidated statements of income consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. As discussed elsewhere in this Report we adopted the fair value option under ASU 2016-13, beginning January 1, 2022, for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost. This has resulted in an increase in the recognition of certain fee categories with future changes in the fair value of the associated receivables being included as part of our "Changes in fair value of loans, interest and fees receivable associated with structured financings recorded at fair value" on our consolidated statements of income. The above discussions on expectations for finance, fee and other income are based on our current expectations. The potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could result in changes in these assumptions in the near term. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements” to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

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

Interest expense. Variations in interest expense are due to new borrowings associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased from $1,359.7 million as of June 30, 2022 to $1,595.8 million as of June 30, 2023. The majority of this increase in outstanding debt relates to the addition of multiple revolving credit facilities during 2022. Recent increases in the federal funds rate have thus far had a modest impact on our interest expense as over 85% of interest rates on our outstanding debt are fixed. We anticipate additional debt financing over the next few quarters as we continue to grow coupled with increased effective interest rates resulting from recent federal funds rate increases. As such, we expect our quarterly interest expense for these operations to increase compared to prior periods.

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

We have experienced a period-over-period increase in this category primarily reflecting growth in the underlying receivables subject to this provision as well as slight increases in delinquency rates, similar to those experienced in periods prior to COVID-19 and the related government stimulus programs.  See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our CaaS and Auto Finance segments for further credit quality statistics and analysis. We expect that our provision for losses on loans will increase modestly in 2023 in relation to growth in the underlying Auto Finance receivables.

Changes in fair value of loans, interest and fees receivable recorded at fair value. The increase in Changes in fair value of loans, interest and fees receivable recorded at fair value was largely driven by growth in the underlying receivables (as noted above), coupled with increased fee billings on those receivables. Fee billings on our fair value receivables increased from $412.4 million for the six months ended June 30, 2022 to $453.8 million for the six months ended June 30, 2023. For both periods presented, we included expected market degradation in our forecasts to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest. Offsetting this increase in Changes in fair value of loans, interest and fees receivable recorded at fair value was a reduction in the discount rate applied to the net cash flows associated with these investments during the second quarter of 2022. The applied discount rate represents estimates third-party market participants could use in determining fair value. The reduction in this discount rate reflected the asset level returns we believe would be required by market participants. See Note 6 "Fair Values of Assets and Liabilities" included herein for further discussion of assumptions underlying this calculation. For credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value to increase throughout 2023 commensurate with growth in these receivables. We may, however, adjust our forecasts to reflect macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future.

Total operating expenses. Total operating expenses variances for the three and six months ended June 30, 2023, relative to the three and six months ended June 30, 2022, reflect the following:

•

slight increases in salaries and benefit costs related to both the growth in the number of employees and inflationary compensation pressure. We expect some continued increase in this cost for the remainder of 2023 compared to 2022 as we expect our receivables to continue to grow and as a result we expect to modestly increase our number of employees;

•

increases in card and loan servicing expenses due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew from $1,908.9 million outstanding to $2,173.4 million outstanding at June 30, 2022 and June 30, 2023, respectively. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow throughout the remainder of 2023. Offsetting a portion of this increase are significant reductions in our servicing costs per account, resulting from the realization of greater economies of scale as our receivables have grown.

•

decreases in marketing and solicitation costs primarily due to significant decreases in origination and brand marketing support for the three and six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022. This recent decline in marketing and solicitation costs is a direct result of tightened underwriting standards adopted during the second quarter 2022 (and subsequent quarters). We expect some increases in period over period results for the remainder of 2023, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and

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

Income Taxes. We experienced effective tax rates of 22.3% and 23.1% for the three and six months ended June 30, 2023, compared to 20.4% and 2.0% for the three and six months ended June 30, 2022.

Our effective tax rates for the three and six months ended June 30, 2023, are above the statutory rate principally due to (1) state and foreign income tax expense, (2) interest accrued on uncertain tax positions, (3) taxes on global intangible low-taxed income, and (4) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees. Partially offsetting the foregoing items was our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes.

Our effective tax rates for the three and six months ended June 30, 2022, were below the statutory rate due to (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Partially offsetting these two items were the effects of state and foreign income tax expense.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. On the basis described above, we reported interest expense of $1.1 million for the six months ended June 30, 2023, and de minimis interest expense for the six months ended June 30, 2022.

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

Below are (i) the reconciliation of Loans, interest and fees receivable, at fair value to Loans, interest and fees receivable, at face value and (ii) the calculation of managed receivables:

	At or for the Three Months Ended
	2023		2022				2021
(in Millions)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)
Loans, interest and fees receivable, at fair value	$1,916.1	$1,795.6	$1,818.0	$1,728.1	$1,616.9	$1,405.8	$1,026.4	$846.2
Fair value mark against receivable (2)	$257.9	$260.1	$302.1	$322.3	$293.0	$272.9	$208.9	$182.2
Loans, interest and fees receivable, at face value	$2,174.0	$2,055.7	$2,120.1	$2,050.4	$1,909.9	$1,678.7	$1,235.3	$1,028.4
Fair value to face value ratio (3)	88.1%	87.3%	85.8%	84.3%	84.7%	83.7%	83.1%	82.3%

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

(3)	The Fair value to face value ratio is calculated using Loans, interest and fees receivable, at fair value as the numerator, and Loans, interest and fees receivable, at face value, as the denominator.

	At or for the Three Months Ended
	2023		2022				2021
(in Millions)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sep. 30
Loans, interest and fees receivable, gross	$—	$—	$—	$—	$—	$—	$375.7	$417.8
Loans, interest and fees receivable, gross from fair value reconciliation above	2,174.0	2,055.7	2,120.1	2,050.4	1,909.9	1,678.7	1,235.3	1,028.4
Total managed receivables	$2,174.0	$2,055.7	$2,120.1	$2,050.4	$1,909.9	$1,678.7	$1,611.0	$1,446.2

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

	At or for the Three Months Ended
	2023		2022				2021
(in Millions)	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Consumer loans, including past due fees	$210.3	$200.5	$202.9	$208.9	$182.8	$156.5	$144.1	$132.7
Fees and related income on earning assets	62.9	44.3	48.0	48.5	65.8	54.7	53.8	54.1
Other revenue	7.6	6.7	8.5	11.1	12.2	10.0	9.7	8.4
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(10.6)	(0.5)	3.4	(7.9)	(12.1)	1.8	(3.4)	(14.7)
Adjustments due to acceleration of annual fees recognition under fair value accounting	(9.8)	7.3	7.9	10.0	(6.6)	(1.3)	(4.4)	(12.0)
Removal of expense accruals under GAAP	—	—	—	—	—	—	—	0.2
Removal of finance charge-offs	(54.2)	(61.7)	(58.3)	(45.3)	(41.2)	(32.5)	(28.1)	(16.3)
Total managed yield	$206.2	$196.6	$212.4	$225.3	$200.9	$189.2	$171.7	$152.4

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

	At or for the Three Months Ended
	2023		2022				2021
(in Millions)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sep. 30
Net losses on impairment of loans, interest and fees receivable recorded at fair value	$180.0	$191.9	$182.3	$134.4	$126.5	$101.3	$46.7	$25.6
Gross charge-offs on non-fair value accounts	—	—	—	—	—	—	38.7	27.1
Finance charge-offs (2)	(54.2)	(61.7)	(58.3)	(45.3)	(41.2)	(32.5)	(28.1)	(16.3)
Recoveries on non-fair value accounts	—	—	—	—	—	—	(4.1)	(2.7)
Combined principal net charge-offs	$125.8	$130.2	$124.0	$89.1	$85.3	$68.8	$53.2	$33.7

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

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2023				2022
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,174,001		$2,055,678		$2,120,126		$2,050,354
30-59 days past due	$96,670	4.4%	$76,139	3.7%	$97,373	4.6%	$98,841	4.8%
60-89 days past due	$81,477	3.7%	$88,529	4.3%	$115,636	5.5%	$107,091	5.2%
90 or more days past due	$170,274	7.8%	$197,418	9.6%	$220,901	10.4%	$204,752	10.0%
Average managed receivables	$2,114,840		$2,087,902		$2,085,240		$1,979,619
Total managed yield ratio, annualized (2)	39.0%		37.7%		40.7%		45.5%
Combined principal net charge-off ratio, annualized (3)	23.8%		24.9%		23.8%		18.0%
Interest expense ratio, annualized (4)	4.4%		4.5%		4.5%		4.2%
Net interest margin ratio, annualized (5)	10.8%		8.3%		12.4%		23.3%

	At or for the Three Months Ended
	2022				2021
	Jun. 30		Mar. 31		Dec. 31				Sep. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables
Period-end managed receivables	$1,908,884		$1,677,610		$1,235,287	$375,713	$1,611,000		$1,028,367	$417,767	$1,446,134
30-59 days past due	$83,390	4.4%	$56,860	3.4%	$50,320	$10,594	$60,914	3.8%	$34,763	$10,842	$45,605	3.2%
60-89 days past due	$66,935	3.5%	$52,995	3.2%	$43,620	$9,468	$53,088	3.3%	$28,332	$9,884	$38,216	2.6%
90 or more days past due	$148,907	7.8%	$142,654	8.5%	$91,432	$24,739	$116,171	7.2%	$51,061	$40,396	$91,457	6.3%
Average managed receivables	$1,793,247		$1,644,305				$1,528,567				$1,346,829
Total managed yield ratio, annualized (2)	44.8%		46.0%				44.9%				45.3%
Combined principal net charge-off ratio, annualized (3)	19.0%		16.7%				13.9%				10.0%
Interest expense ratio, annualized (4)	4.1%		4.2%				4.0%				3.6%
Net interest margin ratio, annualized (5)	21.7%		25.1%				27.0%				31.7%

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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2023				2022
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$892,387		$835,541		$838,289		$811,307
30-59 days past due	$31,597	3.5%	$25,774	3.1%	$31,426	3.7%	$30,470	3.8%
60-89 days past due	$24,776	2.8%	$21,036	2.5%	$24,993	3.0%	$25,081	3.1%
90 or more days past due	$56,209	6.3%	$62,609	7.5%	$68,517	8.2%	$58,506	7.2%
Average APR	17.0%		17.5%		17.5%		17.2%
Receivables purchased during period	$260,281		$201,375		$192,773		$213,797

	Private Label Credit - At or for the Three Months Ended
	2022				2021
	Jun. 30		Mar. 31		Dec. 31				Sep. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables
Period-end managed receivables	$762,252		$702,423		$595,277	$116,225	$711,502		$553,343	$135,213	$688,556
30-59 days past due	$26,197	3.4%	$19,344	2.8%	$19,942	$3,285	$23,227	3.3%	$15,884	$3,575	$19,459	2.8%
60-89 days past due	$19,058	2.5%	$16,482	2.3%	$16,323	$2,616	$18,939	2.7%	$12,187	$2,994	$15,181	2.2%
90 or more days past due	$42,614	5.6%	$47,214	6.7%	$35,552	$6,834	$42,386	6.0%	$25,277	$11,224	$36,501	5.3%
Average APR	17.8%		18.0%				18.4%				18.4%
Receivables purchased during period	$225,041		$159,837				$177,441				$211,272

	General Purpose Credit Card - At or for the Three Months Ended
	2023				2022
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Total	% of Period-end managed receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$1,280,979		$1,219,429		$1,281,051		$1,238,177
30-59 days past due	$65,067	5.1%	$50,355	4.1%	$65,940	5.1%	$68,362	5.5%
60-89 days past due	$56,698	4.4%	$67,486	5.5%	$90,639	7.1%	$82,006	6.6%
90 or more days past due	$114,046	8.9%	$134,799	11.1%	$152,375	11.9%	$146,229	11.8%
Average APR	27.2%		26.4%		26.1%		26.3%
Receivables purchased during period	$380,509		$315,148		$383,344		$422,846

	General Purpose Credit Card - At or for the Three Months Ended
	2022				2021
	Jun. 30		Mar. 31		Dec. 31				Sep. 30
	Total	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables
Period-end managed receivables	$1,146,631		$975,187		$638,761	$259,488	$898,249		$470,394	$282,554	$752,948
30-59 days past due	$57,193	5.0%	$37,316	3.8%	$30,361	$7,309	$37,670	4.2%	$18,824	$7,267	$26,091	3.5%
60-89 days past due	$47,877	4.2%	$36,514	3.7%	$27,287	$6,852	$34,139	3.8%	$16,122	$6,890	$23,012	3.1%
90 or more days past due	$106,293	9.3%	$95,440	9.8%	$55,860	$17,905	$73,765	8.2%	$25,701	$29,172	$54,873	7.3%
Average APR	26.7%		26.3%				26.8%				27.0%
Receivables purchased during period	$491,301		$377,736				$390,189				$351,474

(1)

As discussed in more detail elsewhere in this Report, on January 1, 2022, we implemented the fair value method under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $264.5 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners from June 30, 2022 to June 30, 2023. The addition of large private label credit retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $130.1 million in the twelve months ended June 30, 2023. Our general purpose credit card receivables grew by $134.3 million during the twelve months ended June 30, 2023. We have noted recent recoveries in consumer spending behavior that have helped to increase the overall combined managed receivables levels and we currently expect this trend to continue further into 2023, although we expect the pace of growth to slow when compared to earlier periods due to tightened underwriting standards adopted during the second quarter 2022 (and subsequent quarters). These expectations are also absent the potential ongoing impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates. Growth in future periods largely is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partner, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 70% of the above-referenced Retail period-end managed receivables outstanding as of June 30, 2023.

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

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to increase when compared to the same periods in prior years. Our historical delinquency rates have been somewhat lower than what we ultimately expect for our new private label credit and general purpose credit card receivables given the continued growth and age of the related accounts as well as government stimulus efforts, and previously (prior to 2020), a robust economic landscape that resulted in receivables outperforming internal expectations. Additionally, the impact on delinquency rates due to growth in the receivable base can be seen in periods of large growth in the charts above, resulting in lower delinquency rates. We have experienced increased delinquency rates in conjunction with slower receivables growth, higher energy costs and rising inflation and its negative impact on consumers. During 2023, we expect delinquencies to return to levels similar to those experienced in periods prior to COVID-19 and the related government stimulus programs. This expected decline in delinquencies in 2023, from those currently experienced, is predicated on the assumption that recent government efforts to curb inflation will be successful and our recent tightened underwriting standards implemented in the second quarter 2022 (and subsequent quarters), will prove effective at reducing account delinquencies. Additionally, in accordance with prescribed guidance discussed elsewhere in this Report, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. We continue to actively work with consumers that indicate hardship as a result of COVID-19; however, the number of impacted consumers is a small part of our overall receivable base. In early 2021, nearly all of these customers were considered current and thus the receivables underlying their accounts were not considered delinquent. The exclusion of these accounts resulted in lower delinquency rates for those periods than we would have otherwise expected. Additionally, as the remainder of these accounts were removed from hardship status with the end of the COVID-19 national and public health emergencies on May 11, 2023, we expect to see some elevations in delinquency rates, albeit slight, related to those receivables. We also expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods (albeit at higher levels when compared to those prior periods in 2021). For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with tax refunds for many consumers. These expectations are absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates.

Total managed yield ratio, annualized. During 2021 and much of 2022, we experienced growth in newer, higher yielding receivables, including private label credit and general purpose credit card receivables. While this growth has contributed to higher overall total managed yield ratios, we expect this growth also will continue to (absent the beneficial impacts of government stimulus programs discussed elsewhere) result in higher charge-off and delinquency rates than those experienced historically. General purpose credit card receivables tend to have higher total yields than private label credit receivables, so expected declining rates of growth of our managed receivables that are primarily a result of the slowing growth of general purpose credit card receivables, will result in slightly lower total managed yield ratios. With tightened underwriting standards implemented in the second quarter 2022 (and subsequent quarters), we currently expect slightly lower managed yield ratios (and correspondingly lower delinquency rates) associated with these newer receivables for the remainder of 2023.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. Improvements in our delinquency rates throughout in 2021, as a result of the increases in customer payments noted above, resulted in lower charge-offs than we would have otherwise expected in early 2022 periods. The increase in the combined principal net charge-off ratio, annualized in late 2022 and the first and second quarters of 2023 is a reflection of the increased delinquencies noted in the latter part of 2021 and in 2022 as consumer behavior reverted to more historical norms and inflation, particularly as it relates to higher gas prices, negatively impacted some consumers' ability to make payments on outstanding loans and fees receivable.

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

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment. This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt as well as the addition of new funding facilities. In general, we have obtained lower cost financing with fixed interest rates, resulting in lower interest expense ratios when compared to corresponding prior periods. Recent increases in the federal funds borrowing rate have led to an increase in spreads for newly-originated debt and for that portion of debt which does not have fixed rates. As such, we expect the interest expense ratio to increase when compared to prior quarters as we replace existing financing arrangements with new ones.

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

Receivables purchased during period. Receivables purchased during period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our private label credit receivable purchases experienced overall growth largely based on the addition of new private label credit retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our issuing bank partners. We currently expect to see increases in receivable acquisitions when compared to the same period in prior years, although we expect the pace of acquisitions to slow. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our issuing bank partners and the availability of capital to fund new purchases. Nonetheless, absent the potential impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect continued growth in the acquisition of these receivables during 2023.

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

Collectively, as of June 30, 2023, we served more than 630 dealers through our Auto Finance segment in 32 states and two U.S. territories.

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

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2023		2022				2021
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Consumer loans, including past due fees	$9.7	$9.2	$9.0	$9.1	$8.8	$8.3	$8.5	$8.4
Other revenue	0.2	0.2	0.3	0.2	0.2	0.3	0.3	0.3
Finance charge-offs	—	—	—	—	—	—	—	—
Total managed yield	$9.9	$9.4	$9.3	$9.3	$9.0	$8.6	$8.8	$8.7

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

	At or for the Three Months Ended
	2023		2022				2021
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Gross charge-offs	$0.8	$1.0	$1.2	$0.6	$0.4	$0.4	$0.4	$0.3
Finance charge-offs (1)	—	—	—	—	—	—	—	—
Recoveries	(0.5)	(0.4)	(0.4)	(0.4)	(0.2)	(0.3)	(0.2)	(0.2)
Combined principal net charge-offs	$0.3	$0.6	$0.8	$0.2	$0.2	$0.1	$0.2	$0.1

(1)

Finance charge-offs are included as a component of our Provision for losses on loans, interest and fees receivable recorded at amortized cost value in the accompanying consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2023				2022								2021
	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables
Period-end managed receivables	$115,055		$113,367		$105,267		$107,410		$104,563		$99,916		$94,580		$93,374
30-59 days past due	$8,070	7.0%	$6,145	5.4%	$8,516	8.1%	$6,772	6.3%	$7,044	6.7%	$4,527	4.5%	$7,019	7.4%	$5,855	6.3%
60-89 days past due	$3,047	2.6%	$1,977	1.7%	$2,969	2.8%	$2,248	2.1%	$2,361	2.3%	$1,481	1.5%	$2,483	2.6%	$2,014	2.2%
90 or more days past due	$1,699	1.5%	$1,942	1.7%	$2,060	2.0%	$1,434	1.3%	$1,106	1.1%	$1,260	1.3%	$1,762	1.9%	$1,534	1.6%
Average managed receivables	$114,211		$109,317		$106,339		$105,987		$102,240		$97,248		$93,977		$93,269
Total managed yield ratio, annualized (1)	34.7%		34.4%		35.0%		35.1%		35.2%		35.4%		37.5%		37.3%
Combined principal net charge-off ratio, annualized (2)	1.1%		2.2%		3.0%		0.8%		0.8%		0.4%		0.9%		0.4%
Recovery ratio, annualized (3)	1.8%		1.5%		1.5%		1.5%		0.8%		1.2%		0.9%		0.9%

(1)	The total managed yield ratio, annualized is calculated using the annualized Total managed yield as the numerator and Period-end average managed receivables as the denominator.
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

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term significant refunding or refinancing needs (within the next 24 months) as of June 30, 2023 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring September 15, 2023) that is secured by certain receivables and restricted cash	$7.4
Unsecured term debt (expiring August 26, 2024)	17.4
Revolving credit facility (expiring October 30, 2024) that is secured by certain receivables and restricted cash	49.9
Revolving credit facility (expiring June 16, 2025) that is secured by certain receivables and restricted cash	25.0
Total	$99.7

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

In November 2021, we issued $150.0 million aggregate principal amount of senior notes (included on our consolidated balance sheet as "Senior notes, net"). The senior notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The senior notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the senior notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The senior notes bear interest at the rate of 6.125% per annum. Interest on the senior notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The senior notes mature on November 30, 2026. We repurchased $786,000 of the outstanding principal amount of these senior notes for the six months ended June 30, 2023.

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

On August 10, 2022, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) providing for the sale by the Company of up to an aggregate offering price of $100,000,000 of our (i) Series B Preferred Stock and (ii) senior notes, from time to time through a sales agent, in connection with the Company’s “at-the-market” offering program (the “ATM Program”). During the three and six months ended June 30, 2023, we sold an aggregate of 2,100 and 53,427 shares, respectively, of our Series B Preferred Stock under the ATM Program. We received $0.0 million and $1.1 million in net proceeds from sales under the ATM Program during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2023, we repurchased and contemporaneously retired 0 and 1,806 shares of Series B Preferred Stock at an aggregate cost of $0 and $29,000, respectively.

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

At June 30, 2023, we had $342.6 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the six months ended June 31, 2023 and 2022 are as follows:

•

During the six months ended June 30, 2023, we generated $209.8 million of cash flows from operations compared to our generating $152.6 million of cash flows from operations during the six months ended June 30, 2022. The increase in cash provided by operating activities was principally related to an increase in finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables. Additionally, decreased year-over-year payments made to pay federal and state taxes resulted in higher operating cash flows. Collections on receivables have generally benefited from increased consumer payments as a result of government stimulus payments. As the impact of these stimulus payments declines, we expect consumer payments to return to historical levels.

•

During the six months ended June 30, 2023, we used $241.4 million of cash in our investing activities, compared to use of $354.1 million of cash in investing activities during the six months ended June 30, 2022. This decrease in cash used is primarily due to decreases in the level of net investments in the private label credit and general purpose credit card receivables relative to the same period in 2022 resulting from tightened underwriting standards. While we continue to see increases in consumer spending behavior, the impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable are unknown.

•

During the six months ended June 30, 2023, we used $7.2 million of cash in financing activities, compared to our generating $61.2 million of cash in financing activities during the six months ended June 30, 2022. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Additionally, we purchased and retired $78.1 million of our common stock during the six months ended June 30, 2022 pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

In June 2007, we entered into a sublease for 1,000 square feet (as later adjusted to 3,100 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. (“HBR”), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $62,422 and $17,299 for 2022 and 2021, respectively. The aggregate amount of payments required under the sublease from January 1, 2023 to the expiration of the sublease in May 2024 is $135,800.

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the six months ended June 30, 2023 and 2022, we received $278,500 and $197,600, respectively, of reimbursed costs from HBR associated with these leased employees.

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

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; monetary policy by the Federal Reserve; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; inflation; energy prices; the developing metaverse; the extent and duration of the COVID-19 pandemic and its impact on the Company, our bank partners, merchant network, financing sources, borrowers, loan demand, labor markets, supply chain, legal and regulatory matters, borrower payment patterns, information security and consumer privacy, capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for the products we support; changes in the credit quality and fair value of our credit card receivables, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare private label credit operations; account growth; the performance of investments that we have made; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our private label credit operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; our servicing income levels; gains and losses from investments in securities; experimentation with new products; the material weakness and remediation thereof described in Part I, Item 4 and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

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

		Impact on Pre-Tax earnings if Interest Rates:
	As of June 30, 2023	Increase 100 Basis Points	Decrease 100 Basis Points
Notes payable subject to interest rate risk	$231.4	$(2.3)	$2.3

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of June 30, 2023, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by 10% for the next 12 months. The sensitivity does not factor in other associative impacts that could occur in such a scenario. This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross. Actual results could differ materially from these estimates:

		Impact if Credit Loss Rates:
	As of June 30, 2023	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,916.1	$1,831.6	$2,000.5
Loans, interest and fees receivable, net	$94.5	$94.3	$94.7
Income (loss) before income taxes		$(84.7)	$84.6

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of June 30, 2023, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in required market rates of return by 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included all of our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross. Actual results could differ materially from these estimates:

		Impact if Discount Rates:
	As of June 30, 2023	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,916.1	$1,880.3	$1,953.1
Income (loss) before income taxes		$(35.8)	$37.0

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of June 30, 2023, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in payment rates by 10% for the next 12 months. The sensitivity does not factor in other associative impacts that could occur in such a scenario. This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included only our loans, interest and fees receivable, at fair value. Actual results could differ materially from these estimates:

		Impact if Payment Rates:
	As of June 30, 2023	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,916.1	$1,973.8	$1,858.4
Income (loss) before income taxes		$57.7	$(57.7)

Counterparty Risk

We are subject to risk if a counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to acquire loans. We seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of June 30, 2023, we had total borrowings associated with our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross of $1.7 billion. Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding and Capital Resources" and Note 9 “Notes Payable” to our consolidated financial statements included herein for further information on our outstanding Notes Payable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

On August 7, 2023, the Company’s management, including the principal executive officer and principal financial officer, in consultation with the Company’s independent registered public accounting firm, BDO USA, P.C. (“BDO”), determined that it was necessary for the Company to amend its prior disclosure in regards to Item 9A Controls and Procedures in the Form 10-K filed by the Company on March 15, 2023 (the “Form 10-K”). As part of the preparation of the Company’s June 30, 2023 interim financial statements, the Company’s management has determined that they did not implement effective review controls and retain sufficient documentary evidence to support the precision of review over the development of cash flow forecasts used in the calculation of the fair value estimate of loans, interest and fees receivable at fair value. Thus, these controls were not operating effectively.. This deficiency represents a material weakness in the Company’s internal control over financial reporting at June 30, 2023, March 31, 2023 and December 31, 2022.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, Management’s Report on Internal Control Over Financial Reporting included in Item 9A of the Company’s Form 10-K and BDO’s opinion relating to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 included in the Form 10-K should no longer be relied upon. Additionally, the statements within the Evaluation of Disclosure Controls and Procedures included in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31 2023 are no longer effective due to the material weakness described above.  Upon completion of additional procedures performed by the Company and BDO, the Company expects to file the necessary amendments to its previously-filed Form 10-K.

The material weakness described above did not result in a misstatement to the Company’s annual or interim consolidated financial statements.

Management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in reports that it files or submits under the Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 because of the material weakness described above.

Notwithstanding this material weakness, management has concluded that the condensed consolidated financial statements included in this quarterly report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

Remediation Plan

The Company’s management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, with the oversight of the Audit Committee of the Board of Directors, has evaluated the material weakness described above and designed a remediation plan to enhance the Company’s internal control environment. To remediate the material weakness, the Company’s management has performed an evaluation of the relevant controls, and has begun to implement procedures to enhance documentation, and retain incremental evidence that supports the effectiveness of controls related to the development and review of cash flow forecasts used in the calculation of fair value estimate of loans, interest and fees receivable, at fair value. These enhanced procedures were implemented as of June 30, 2023, and will be monitored for effectiveness.

Changes in internal control over financial reporting

Other than changes related to the remediation of the material weakness described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Inherent limitation on the effectiveness of internal controls

The Company’s management, including its principal executive officer and principal financial officer, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $2,173.4 million at June 30, 2023, from $1,908.9 million at June 30, 2022. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for over 70% of our outstanding private label credit receivables as of June 30, 2023. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations. During 2023, multiple financial institutions have been closed and placed in receivership.  Although we did not have any funds deposited with the affected banks, we regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

The Series B Preferred Stock rank junior to our Series A Convertible Preferred Stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B Preferred Stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A Convertible Preferred Stock has been satisfied. The rights of holders of the Series B Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A Convertible Preferred Stock and any future series or class of preferred stock we may issue that ranks senior to the Series B Preferred Stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of June 30, 2023 we have outstanding 400,000 shares of Series A Convertible Preferred Stock and 3,256,261 shares of Series B Preferred Stock. We may issue up to 6,343,739 additional shares of preferred stock.

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

We may issue additional shares of the Series B Preferred Stock and additional series of preferred stock that rank on a parity with the Series B Preferred Stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B Preferred Stock and additional series of preferred stock that would rank on a parity with the Series B Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B Preferred Stock without any vote of the holders of the Series B Preferred Stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of June 30, 2023 we have outstanding 400,000 shares of Series A Convertible Preferred Stock and 3,256,261 shares of Series B Preferred Stock. We may issue up to 6,343,739 additional shares of preferred stock. The issuance of additional shares of Series B Preferred Stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B Preferred Stock if we do not have sufficient funds to pay dividends on all Series B Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 - April 30	65,028	$28.15	64,242	4,279,942
May 1 - May 31	40,419	$28.65	40,405	4,239,537
June 1 - June 30	—	$—	—	4,239,537
Total	105,447	$28.34	104,647	4,239,537

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 800 such shares returned to us during the three months ended June 30, 2023.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on March 15, 2022, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2024.

The following table sets forth information with respect to our repurchases of Series B Preferred Stock during the three months ended June 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1 - April 30	—	$—	—	4,998,194
May 1 - May 31	—	$—	—	4,998,194
June 1 - June 30	—	$—	—	4,998,194
Total	—	$—	—	4,998,194
(1)	On November 8, 2022, our Board of Directors authorized the Company to repurchase up to 500,000 shares of our Series B Preferred Stock through June 30, 2024.

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

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933. as amended).

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

Atlanticus Holdings Corporation

August 9, 2023	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)