Form 10-K/A
period 2022-12-31
Atlanticus Holdings Corp
filed 2023-11-09
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Atlanticus' Proxy Statement for its 2023 Annual Meeting of Shareholders filed on April 17, 2023 are incorporated by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the original Annual Report on Form 10-K for the year ended December 31, 2022 filed by Atlanticus Holdings Corporation (the “Company”, “Atlanticus Holdings Corporation”, “Atlanticus”, “we”, “our”, “ours” and “us”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2023 (the “Original Form 10-K”). This Amendment does not change our consolidated financial statements as set forth in the Original Form 10-K.

The purpose of this Amendment is to amend and restate (i) the Risk Factors disclosure included in Part I, Item 1A “Risk Factors” to describe risks related to a material weakness in our internal control over financial reporting that was identified subsequent to the filing of the Original Form 10-K; (ii) the “Report of Independent Registered Certified Public Accounting Firm” of BDO USA, P.C. (“BDO”) appearing in the Index to Financial Statements regarding the effectiveness of our internal control over financial reporting; and (iii) the disclosure on our internal control over financial reporting in Part II, Item 9A “Controls and Procedures” to reflect management’s conclusion that our disclosure controls and procedures were not effective at December 31, 2022 due to a material weakness in our internal control over financial reporting identified subsequent to the filing of the Original Form 10-K. This material weakness did not result in any change to our consolidated financial statements as set forth in the Original Form 10-K. Part IV, Item 15, “Exhibits and Financial Statement Schedules,” also has been amended and restated to include currently-dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The certifications are attached to this Amendment as Exhibits 31.1, 31.2 and 32.1.

Other than the changes as outlined above and the inclusion within this Amendment of new certifications by management and a new consent of our independent registered public accounting firm (and related amendment to the exhibit index that is incorporated by reference into Item 15 of the Original Form 10-K to reflect the addition of such certifications and consent and related changes to the footnotes to that exhibit index), this Amendment speaks only as of the date of the Original Form 10-K and does not modify or update any other disclosures contained in our Original Form 10-K for other events or information subsequent to the date of the filing of the Original Form 10-K. Specifically, there are no changes to our consolidated financial statements set forth in the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and reports filed with the SEC subsequent to the Original Form 10-K.

		Page
PART I
Item 1A.	Risk Factors	1
PART II
Item 8.	Financial Statements and Supplementary Data	16
Item 9A.	Controls and Procedures	16
PART IV
Item 15.	Exhibits and Financial Statement Schedules	17
	Signatures	20

PART I

ITEM 1A.	RISK FACTORS

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

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on non-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices, and the Federal Reserve adopted significant changes to a number of practices through its issuance of regulations. While our practices are in compliance with these changes, some of the changes (e.g., limitations on the ability to assess up-front fees) have significantly affected the viability of certain credit products within the U.S. Changes in the consumer protection laws could result in the following:

●	receivables not originated in compliance with law (or revised interpretations) could become unenforceable and uncollectible under their terms against the obligors;
●	we may be required to credit or refund previously collected amounts;
●	certain fees and finance charges could be limited, prohibited or restricted, reducing the profitability of certain investments in receivables;
●	certain collection methods could be prohibited, forcing us to revise our practices or adopt more costly or less effective practices;
●	limitations on our ability to recover on charged-off receivables regardless of any act or omission on our part;
●	some credit products and services could be banned in certain states or at the federal level;
●	federal or state bankruptcy or debtor relief laws could offer additional protections to consumers seeking bankruptcy protection, providing a court greater leeway to reduce or discharge amounts owed to us; and
●	a reduction in our ability or willingness to invest in receivables arising under loans to certain consumers, such as military personnel.

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

Risks Related to Our Financial Reporting and Accounting

We are remediating a material weakness in our internal control over financial reporting. If we experience additional material weaknesses in the future, our business may be harmed. Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting.

Management reassessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to a material weakness described under Part II, Item 9A “Controls and Procedures” in this Annual Report on Form 10-K/A.

Remediation efforts place a significant burden on management and add increased pressure on our financial resources and processes. If we identify material weaknesses in our internal control over financial reporting in the future, our business may be harmed. Such harm may include: (i) failure to accurately report our financial results, to prevent fraud or to meet our SEC reporting obligations in a timely basis or at all; (ii) material misstatements in our consolidated financial statements and harm to our operating results and investor confidence; and (iii) a material adverse effect on the trading prices of our securities. In addition, the foregoing could subject us to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities, and result in the breach of covenants in our debt agreements, any of which could have a material adverse impact on our operations, financial condition, results of operations, liquidity and our securities’ trading prices.

Further, there are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

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

Risks Relating to an Investment in Our Securities

The prices of our securities may fluctuate significantly, and this may make it difficult for you to resell our securities when you want or at prices you find attractive. The prices of our securities on the NASDAQ Global Select Market constantly change. We expect that the market prices of our securities will continue to fluctuate. The market prices of our securities may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

●	actual or anticipated fluctuations in our operating results;
●	changes in expectations as to our future financial performance, including financial estimates and projections by Atlanticus, securities analysts and investors;
●	the overall financing environment, which is critical to our value;
●	changes in interest rates;
●	inflation and supply chain disruptions;
●	the operating and stock performance of our competitors;
●	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;
●	changes in GAAP, laws, regulations or the interpretations thereof that affect our various business activities and segments;
●	general domestic or international economic, market and political conditions;
●	changes in ownership by executive officers, directors and parties related to them who control a majority of our common stock;
●	additions or departures of key personnel;
●	the annual yield from distributions on the Series B Preferred Stock as compared to yields on other financial instruments; and
●	global pandemics (such as the COVID-19 pandemic).

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

PART II

ITEM 8.	Financial Statements and Supplementary Data

The information in response to this item is included in our consolidated financial statements, together with the reports thereon of BDO USA, P.C., beginning on page F-1 of this Annual Report on Form 10-K/A, which follows the signature page hereto.

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

At the time we filed the Original Form 10-K, our principal executive officer and principal financial officer had concluded that as of December 31, 2022, our disclosure controls and procedures were effective. As part of the preparation of the Company’s June 30, 2023 interim financial statements, the Company’s management determined that management did not appropriately design and implement management review controls that included sufficient documentary evidence to support the precision of review over the development of cash flow forecasts used in the calculation of the fair value estimate of loans, interest and fees receivable at fair value. Thus, these controls were not operating effectively. As a result, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of this material weakness in our internal control over financial reporting.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements as filed on the Original Form 10-K, and as included in this Amendment, and such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Accordingly, there are no changes to the Company’s previously-reported consolidated financial statements.

Restated Management’s Report on Internal Control Over Financial Reporting

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

In Management’s Report on Internal Control over Financial Reporting included in the Original Form 10-K, our management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022. Subsequent to the filing date of the Original Form 10-K, management has concluded that the material weakness described above existed as of December 31, 2022. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on criteria in the COSO 2013 framework. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their accompanying revised report on page F-1 of the attached financial statements.

Remediation Plan

The Company’s management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, with the oversight of the Audit Committee of the Board of Directors, evaluated the material weakness described above and designed a remediation plan to enhance the Company’s internal control environment. To remediate the material weakness, the Company’s management performed an evaluation of the relevant controls, and implemented procedures to enhance documentation, and retain incremental evidence that supports the effectiveness of controls related to the development and review of cash flow forecasts used in the calculation of fair value estimate of loans, interest and fees receivable, at fair value. These enhanced procedures were implemented as of June 30, 2023, and will be monitored for effectiveness.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal controls

The Company’s management, including its principal executive officer and principal financial officer, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

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

March 15, 2022, Form 10-K, exhibit 10.11(k)
10.11(l)*	First Amendment to Purchase Agreement, dated June 11, 2018, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(k)
10.11(m)*	Second Amendment to Purchase Agreement, dated November 16, 2018, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(l)
10.11(n)	Third Amendment to Purchase Agreement, dated November 13, 2019, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(m)
10.11(o)*	Fourth Amendment to Purchase Agreement, dated January 23, 2020, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(n)
10.11(p)*	Purchase Agreement, dated November 16, 2018, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(o)
10.11(q)	First Amendment to Purchase Agreement, dated November 13, 2019, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(p)
10.11(r)*	Second Amendment to Purchase Agreement, dated January 23, 2020, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(q)
10.11(s)*	Series 2019-One Indenture Supplement for Perimeter Master Note Business Trust, dated June 12, 2019	March 30, 2020, Form 10-K, exhibit 10.11(r)
10.11(t)*	Series 2019-Two Indenture Supplement for Perimeter Master Note Business Trust, dated November 26, 2019	March 30, 2020, Form 10-K, exhibit 10.11(s)
10.11(u)	Trust Agreement, dated February 8, 2017, between Perimeter Funding Corporation and Wilmington Trust, National Association	May 15, 2017, Form 10-Q, exhibit 10.1(c)
10.11(v)	First Amendment to Trust Agreement, dated June 11, 2018, between Perimeter Funding Corporation and Wilmington Trust, National Association	March 30, 2020, Form 10-K, exhibit 10.11(u)
10.12	Master Indenture for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018, among Fortiva Retail Credit Master Note Business Trust, U.S. Bank National Association and Access Financing, LLC	March 27, 2019, Form 10-K, exhibit 10.12
10.12(a)*	Series 2018-One Indenture Supplement for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018	March 27, 2019, Form 10-K, exhibit 10.12(a)
10.12(b)	Amended and Restated Trust Agreement, dated November 9, 2018, between FRC Funding Corporation and Wilmington Trust, National Association	March 27, 2019, Form 10-K, exhibit 10.12(b)

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.13	Amended and Restated Program Management Agreement, dated April 1, 2020, between The Bank of Missouri and Atlanticus Services Corporation	August 14, 2020, Form 10-Q, exhibit 10.1
10.13(a)	First Amendment to Amended and Restated Program Management Agreement, dated June 30, 2020, between The Bank of Missouri and Atlanticus Services Corporation	August 14, 2020, Form 10-Q, exhibit 10.1(a)
10.13(b)*	Amended and Restated Receivable Sales Agreement, dated April 1, 2020, between The Bank of Missouri and Fortiva Funding, LLC	August 14, 2020, Form 10-Q, exhibit 10.2
10.13(c)	First Amendment to Amended and Restated Receivable Sales Agreement, dated June 30, 2020, between The Bank of Missouri and Fortiva Funding, LLC	August 14, 2020, Form 10-Q, exhibit 10.2(a)
10.13(d)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Atlanticus Services Corporation and The Bank of Missouri	May 14, 2019, Form 10-Q, exhibit 10.2(b)
10.13(e)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Fortiva Funding, LLC and The Bank of Missouri	May 14, 2019, Form 10-Q, exhibit 10.2(c)
10.14*	Amended and Restated Operating Agreement of Access Financial Holdings, LLC, dated November 14, 2019	March 30, 2020, Form 10-K, exhibit 10.15
21.1	Subsidiaries of the Registrant	March 15, 2023, Form 10-K, exhibit 21.1
23.1	Consent of BDO USA, P.C.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract, compensatory plan or arrangement.
(1)

Documents incorporated by reference from SEC filings made prior to June 2009 were filed under CompuCredit Corporation (now Atlanticus Services Corporation) (File No. 000-25751), our predecessor issuer.

*	Certain portions of this document have been omitted because they are both not material and are the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on November 8, 2023.

Atlanticus Holdings Corporation

By:	/s/ Jeffrey A. Howard
Jeffrey A. Howard President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Atlanticus Holdings Corporation

Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Atlanticus Holdings Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria. In our report dated March 14, 2023, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2022. Subsequent to March 14, 2023, Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, as described below. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 expressed herein is different from that expressed in our previous report.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, shareholders’ equity and temporary equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 14, 2023, expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness exists regarding management’s failure to design and implement management review controls that included sufficient documentary evidence to support the precision of review over the development of cash flow forecasts used in the calculation of the fair value estimate of loans, interest and fees receivable at fair value. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 14, 2023 on those consolidated financial statements.

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

/s/ BDO USA, P.C.

Atlanta, Georgia

March 14, 2023, except as to the effect of the material weakness, which is dated November 8, 2023.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2023, and November 8, 2023, as to the effects of the material weakness as described in Management’s Annual Report on Internal Control over Financial Reporting, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Critical Audit Matter

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

/s/ BDO USA, P.C.

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

For the Years Ended December 31, 2022, 2021 and 2020

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

December 31, 2022, 2021 and 2020

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