Form 10-Q/A
period 2023-03-31
Atlanticus Holdings Corp
filed 2023-11-09
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed by Atlanticus Holdings Corporation (the “Company”, “Atlanticus Holdings Corporation”, “Atlanticus”, “we”, “our”, “ours” and “us”) with the U.S. Securities and Exchange Commission (the “SEC”) on May 9, 2023 (the “Original Form 10-Q”). This Amendment does not change our consolidated financial statements as set forth in the Original Form 10-Q.

The purpose of this Amendment is to amend and restate Part I, Item 4 “Controls and Procedures” to reflect management’s conclusion that our disclosure controls and procedures were not effective at March 31, 2023 due to a material weakness in our internal control over financial reporting identified subsequent to the filing of our Original Form 10-Q. This material weakness did not result in any change to our consolidated financial statements as set forth in the Original Form 10-Q. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer pursuant to Rule 13a-14(a) are being filed herewith as exhibits to this Amendment (Exhibits 31.1 and 31.2). Because no financial statements are contained within this Amendment, paragraph 3 of such certifications has been omitted. Additionally, a new certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 is being filed herewith as an exhibit to this Amendment (Exhibit 32.1).

Other than the inclusion within this Amendment of new certifications required by management (and related amendment to the exhibit index to reflect the addition of such certifications), this Amendment speaks only as of the date of the Original Form 10-Q and does not modify or update any other disclosures contained in our Original Form 10-Q for other events or information subsequent to the date of the filing of the Original Form 10-Q. Specifically, there are no changes to our consolidated financial statements set forth in the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q and reports filed with the SEC subsequent to the Original Form 10-Q.

PART I

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

On August 7, 2023, the Company’s management, including the principal executive officer and principal financial officer, in consultation with the Company’s independent registered public accounting firm, BDO USA, P.C. (“BDO”), determined that it was necessary for the Company to amend its prior disclosure in regards to Item 9A Controls and Procedures in the Form 10-K filed by the Company on March 15, 2023 (the “Form 10-K”). As part of the preparation of the Company’s June 30, 2023 interim financial statements, the Company’s management determined that they did not implement effective review controls and retain sufficient documentary evidence to support the precision of review over the development of cash flow forecasts used in the calculation of the fair value estimate of loans, interest and fees receivable at fair value. Thus, these controls were not operating effectively. This deficiency represents a material weakness in the Company’s internal control over financial reporting at March 31, 2023 and December 31, 2022.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, Management’s Report on Internal Control Over Financial Reporting included in Item 9A of the Company’s Form 10-K and BDO’s opinion relating to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 included in the Form 10-K should no longer be relied upon.

The material weakness described above did not result in a misstatement to the Company’s annual or interim consolidated financial statements.

Management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of March 31, 2023, the end of the period covered by the Original Form 10-Q and this Amendment. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in reports that it files or submits under the Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023 because of the material weakness described above.

Notwithstanding this material weakness, management has concluded that no material misstatements exist in the consolidated financial statements as filed in the Original Form 10-Q and such financial statements present fairly, in all material respects, our financial position as of March 31, 2023 and December 31, 2022, and the results of operations and cash flows for the three months ended March 31, 2023 and March 31, 2022, in conformity with accounting principles generally accepted in the United States. Accordingly, there are no changes to the Company’s previously-reported consolidated financial statements.

Remediation Plan

The Company’s management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, with the oversight of the Audit Committee of the Board of Directors, evaluated the material weakness described above and designed a remediation plan to enhance the Company’s internal control environment. To remediate the material weakness, the Company’s management performed an evaluation of the relevant controls, and implemented procedures to enhance documentation, and retain incremental evidence that supports the effectiveness of controls related to the development and review of cash flow forecasts used in the calculation of the fair value estimate of loans, interest and fees receivable, at fair value. These enhanced procedures were implemented as of June 30, 2023, and will be monitored for effectiveness.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended March 31, 2023, that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	Inline XBRL Instance Document	May 9, 2023, Form 10-Q, exhibit 101.INS
101.SCH	Inline XBRL Taxonomy Extension Schema Document	May 9, 2023, Form 10-Q, exhibit 101.SCH
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	May 9, 2023, Form 10-Q, exhibit 101.CAL
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	May 9, 2023, Form 10-Q, exhibit 101.LAB
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	May 9, 2023, Form 10-Q, exhibit 101.PRE
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	May 9, 2023, Form 10-Q, exhibit 101.DEF
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlanticus Holdings Corporation

November 8, 2023	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)

4