Form 10-Q
period 2023-09-30
Atlanticus Holdings Corp
filed 2023-11-09
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, 14,587,537 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2023	2022

Assets
Unrestricted cash and cash equivalents (including $162.7 million and $202.2 million associated with variable interest entities at September 30, 2023 and December 31, 2022, respectively)	$355,707	$384,984
Restricted cash and cash equivalents (including $25.6 million and $27.6 million associated with variable interest entities at September 30, 2023 and December 31, 2022, respectively)	44,315	48,208
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $2,031.3 million and $1,735.9 million associated with variable interest entities at September 30, 2023 and December 31, 2022, respectively)	2,049,993	1,817,976
Loans, interest and fees receivable, gross	118,007	105,267
Allowances for uncollectible loans, interest and fees receivable	(1,831)	(1,643)
Deferred revenue	(18,288)	(16,190)
Net loans, interest and fees receivable	2,147,881	1,905,410
Property at cost, net of depreciation	12,014	10,013
Operating lease right-of-use assets	11,344	11,782
Prepaid expenses and other assets	25,640	27,417
Total assets	$2,596,901	$2,387,814
Liabilities
Accounts payable and accrued expenses	$48,170	$44,332
Operating lease liabilities	20,363	20,112
Notes payable, net (including $1,719.7 million and $1,586.0 million associated with variable interest entities at September 30, 2023 and December 31, 2022, respectively)	1,788,098	1,653,306
Senior notes, net	144,352	144,385
Income tax liability	81,176	60,689
Total liabilities	2,082,159	1,922,824

Commitments and contingencies (Note 10)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at September 30, 2023 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2022 (Note 5) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 5)	100,175	99,950

Shareholders' Equity
Series B preferred stock, no par value, 3,256,561 shares issued and outstanding at September 30, 2023 (liquidation preference - $81.4 million); 3,204,640 shares issued and outstanding at December 31, 2022 (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 14,651,321 and 14,453,415 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Paid-in capital	95,838	121,996
Retained earnings	280,956	204,415
Total shareholders’ equity	376,794	326,411
Noncontrolling interests	(2,227)	(1,371)
Total equity	374,567	325,040
Total liabilities, preferred stock and equity	$2,596,901	$2,387,814

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Consumer loans, including past due fees	$224,682	$218,016	$654,425	$574,369
Fees and related income on earning assets	59,853	48,518	167,084	169,055
Other revenue	10,378	11,340	25,137	34,016
Total operating revenue, net	294,913	277,874	846,646	777,440
Other non-operating revenue	(6)	80	140	380
Total revenue	294,907	277,954	846,786	777,820

Interest expense	(28,274)	(21,514)	(76,723)	(57,849)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	(538)	(381)	(1,551)	(710)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(177,854)	(163,624)	(505,505)	(414,863)
Net margin	88,241	92,435	263,007	304,398

Operating expenses:
Salaries and benefits	11,360	10,363	32,593	31,888
Card and loan servicing	25,864	24,775	74,013	71,447
Marketing and solicitation	12,599	11,053	37,491	51,857
Depreciation	647	488	1,908	1,630
Other	6,013	6,440	19,149	28,086
Total operating expenses	56,483	53,119	165,154	184,908
Income before income taxes	31,758	39,316	97,853	119,490
Income tax expense	(6,785)	(6,946)	(22,172)	(8,568)
Net income	24,973	32,370	75,681	110,922
Net loss attributable to noncontrolling interests	267	201	860	684
Net income attributable to controlling interests	25,240	32,571	76,541	111,606
Preferred dividends and discount accretion	(6,341)	(6,296)	(18,857)	(18,759)
Net income attributable to common shareholders	$18,899	$26,275	$57,684	$92,847
Net income attributable to common shareholders per common share—basic	$1.30	$1.81	$3.99	$6.32
Net income attributable to common shareholders per common share—diluted	$1.03	$1.41	$3.14	$4.85

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Temporary Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and September 30, 2022

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2022	3,204,640	$—	14,453,415	$—	$121,996	$204,415	$(1,371)	$325,040	$99,950	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Discount associated with repurchase of preferred stock	—	—	—	—	16	—	—	16	—	—
Preferred dividends	—	—	—	—	(6,168)	—	—	(6,168)	—	—
Stock option exercises and proceeds related thereto	—	—	1,258	—	19	—	—	19	—	—
Compensatory stock issuances, net of forfeitures	—	—	146,227	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	51,327	—	—	—	1,069	—	—	1,069	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Stock-based compensation costs	—	—	—	—	931	—	—	931	—	—
Redemption and retirement of preferred shares	(1,806)	—	—	—	(45)	—	—	(45)	—	—
Redemption and retirement of common shares	—	—	(72,354)	—	(1,947)	—	—	(1,947)	—	—
Net income (loss)	—	—	—	—	—	26,212	(318)	25,894	—	—
Balance at March 31, 2023	3,254,161	$—	14,528,546	$—	$115,796	$230,627	$(1,685)	$344,738	$100,025	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,214)	—	—	(6,214)	—	—
Stock option exercises and proceeds related thereto	—	—	5,160	—	40	—	—	40	—	—
Compensatory stock issuances, net of forfeitures	—	—	(220)	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	2,100	—	—	—	43	—	—	43	—	—
Stock-based compensation costs	—	—	—	—	1,031	—	—	1,031	—	—
Redemption and retirement of common shares	—	—	(105,447)	—	(2,988)	—	—	(2,988)	—	—
Net income (loss)	—	—	—	—	—	25,089	(275)	24,814	—	—
Balance at June 30, 2023	3,256,261	$—	14,428,039	$—	$107,633	$255,716	$(1,960)	$361,389	$100,100	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,266)	—	—	(6,266)	—	—
Stock option exercises and proceeds related thereto	—	—	510,028	—	3,031	—	—	3,031	—	—
Compensatory stock issuances, net of forfeitures	—	—	(840)	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	300	—	—	—	6	—	—	6	—	—
Stock-based compensation costs	—	—	—	—	908	—	—	908	—	—
Redemption and retirement of common shares	—	—	(285,906)	—	(9,399)	—	—	(9,399)	—	—
Net income (loss)	—	—	—	—	—	25,240	(267)	24,973	—	—
Balance at September 30, 2023	3,256,561	$—	14,651,321	$—	$95,838	$280,956	$(2,227)	$374,567	$100,175	$40,000

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2021	3,188,533	$—	14,804,408	$—	$227,763	$60,236	$(500)	$287,499	$99,650	$40,000
Cumulative effects from adoption of the CECL standard	—	—	—	—	—	8,582	—	8,582	—	—
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,131)	—	—	(6,131)	—	—
Stock option exercises and proceeds related thereto	—	—	1,000,534	—	2,788	—	—	2,788	—	—
Compensatory stock issuances, net of forfeitures	—	—	113,165	—	—	—	—	—	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Stock-based compensation costs	—	—	—	—	1,111	—	—	1,111	—	—
Redemption and retirement of shares	—	—	(1,005,212)	—	(65,214)	—	—	(65,214)	—	—
Net income (loss)	—	—	—	—	—	45,010	(255)	44,755	—	—
Balance at March 31, 2022	3,188,533	$—	14,912,895	$—	$160,242	$113,828	$(751)	$273,319	$99,725	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,182)	—	—	(6,182)	—	—
Stock option exercises and proceeds related thereto	—	—	3,402	—	33	—	—	33	—	—
Compensatory stock issuances, net of forfeitures	—	—	(183)	—	—	—	—	—	—	—
Stock-based compensation costs	—	—	—	—	1,186	—	—	1,186	—	—
Redemption and retirement of shares	—	—	(355,036)	—	(12,861)	—	—	(12,861)	—	—
Net income (loss)	—	—	—	—	—	34,025	(228)	33,797	—	—
Balance at June 30, 2022	3,188,533	$—	14,561,078	$—	$142,343	$147,853	$(979)	$289,217	$99,800	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Discount associated with repurchase of preferred stock	—	—	—	—	18	—	—	18	—	—
Preferred dividends	—	—	—	—	(6,239)	—	—	(6,239)	—	—
Stock option exercises and proceeds related thereto	—	—	200,468	—	808	—	—	808	—	—
Compensatory stock issuances, net of forfeitures	—	—	(2,358)	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	8,229	—	—	—	191	—	—	191	—	—
Stock-based compensation costs	—	—	—	—	930	—	—	930	—	—
Redemption and retirement of preferred shares	(3,500)	—	—	—	(88)	—	—	(88)	—	—
Redemption and retirement of common shares	—	—	(313,893)	—	(10,863)	—	—	(10,863)	—	—
Net income (loss)	—	—	—	—	—	32,571	(201)	32,370	—	—
Balance at September 30, 2022	3,193,262	$—	14,445,295	$—	$127,025	$180,424	$(1,180)	$306,269	$99,875	$40,000

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$75,681	$110,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,785	4,094
Provision for losses on loans, interest and fees receivable	1,551	710
Income from accretion of merchant fees and discount associated with receivables purchases	(118,909)	(109,312)
Changes in fair value of loans, interest and fees receivable recorded at fair value	505,505	414,863
Amortization of deferred loan costs	4,886	3,646
Stock-based compensation costs	2,870	3,227
Lease liability payments	(1,116)	(3,845)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(173,459)	(182,379)
Increase in income tax liability	20,487	4,326
Increase in accounts payable and accrued expenses	4,957	3,011
Other	1,412	(3,623)
Net cash provided by operating activities	326,650	245,640

Investing activities
Proceeds from recoveries on charged off receivables	41,414	21,490
Investments in earning assets	(1,860,302)	(1,946,759)
Proceeds from earning assets	1,361,788	1,402,124
Purchases and development of property, net of disposals	(3,909)	(1,299)
Net cash used in investing activities	(461,009)	(524,444)

Financing activities
Noncontrolling interests contributions	4	4
Proceeds from issuance of Series B preferred stock, net of issuance costs	1,118	191
Preferred dividends	(18,650)	(18,559)
Proceeds from exercise of stock options	3,090	3,629
Purchase and retirement of outstanding common and preferred stock	(14,363)	(89,008)
Proceeds from borrowings	671,951	481,236
Repayment of borrowings	(541,964)	(218,565)
Net cash provided by financing activities	101,186	158,928
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3	(61)
Net decrease in cash and cash equivalents and restricted cash	(33,170)	(119,937)
Cash and cash equivalents and restricted cash at beginning of period	433,192	506,628
Cash and cash equivalents and restricted cash at end of period	$400,022	$386,691
Supplemental cash flow information
Cash paid for interest	$70,709	$53,463
Net cash income tax payments	$1,685	$4,242
Decrease in accrued and unpaid preferred dividends	$(2)	$(7)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

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

Within our Credit as a Service (“CaaS”) segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $38 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retailers and healthcare providers, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

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

As a result of a new strain of coronavirus ("COVID-19") and subsequent declaration of a national emergency and the associated government policy responses and corresponding inflation, certain consumers were previously offered the ability to defer their payment without penalty during the national emergency period. In March 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” ("COVID-19 Guidance"). The COVID-19 Guidance encouraged financial institutions to work prudently with borrowers that were unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the COVID-19 Guidance, certain consumers negatively impacted by COVID-19 were provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continued to accrue interest and their delinquency status was not changed through the deferment period. The Biden administration ended the COVID-19 national and public health emergencies on May 11, 2023. This action ended the flexibility provided under the COVID-19 Guidance.  The long-term impact that the cessation of certain benefits provided under emergency relief programs will have on our consumers is uncertain although the remaining financial statement impact for those customers previously provided the aforementioned short-term payment deferrals and fee waivers is not material.

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

Unrestricted Cash and Cash Equivalents

Unrestricted cash and cash equivalents consist of cash, money market investments and overnight deposits. We consider all highly liquid cash investments with low interest rate risk and original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market. We maintain unrestricted cash and cash equivalents for general operating purposes. We maintain our cash and cash equivalents in accounts at regulated domestic financial institutions in amounts that exceed FDIC insured amounts which aggregated approximately $3.3 million as of September 30, 2023 based on our current banking relationships.

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

Loans, Interest and Fees Receivable, Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with our Auto Finance segment’s operations. We purchased auto loans with outstanding principal of $59.0 million, $179.3 million,  $56.3 million and $165.6 million for the three and nine months ended September 30, 2023 and 2022, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

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

Certain of our loans, interest and fees receivable also contain components of deferred revenue related to loan discounts on the purchase of our auto finance receivables. As of September 30, 2023 and December 31, 2022, the weighted average remaining accretion period for the $18.3 million and $16.2 million of deferred revenue reflected in the consolidated balance sheets was 27 months for both periods.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Three Months Ended September 30, 2023	Auto Finance
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(1.7)
Provision for credit losses	(0.6)
Charge-offs	1.0
Recoveries	(0.5)
Balance at end of period	$(1.8)

For the Nine Months Ended September 30, 2023	Auto Finance
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(1.6)
Provision for credit losses	(1.6)
Charge-offs	2.8
Recoveries	(1.4)
Balance at end of period	$(1.8)

As of September 30, 2023	Auto Finance
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—
Balance at end of period collectively evaluated for impairment	$(1.8)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$118.0
Loans, interest and fees receivable individually evaluated for impairment	$—
Loans, interest and fees receivable collectively evaluated for impairment	$118.0

For the Three Months Ended September 30, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$—	$(1.6)	$—	$(1.6)
Provision for credit losses	—	(0.4)	—	(0.4)
Charge-offs	—	0.6	—	0.6
Recoveries	—	(0.4)	—	(0.4)
Balance at end of period	$—	$(1.8)	$—	$(1.8)

For the Nine Months Ended September 30, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(43.4)	$(1.4)	$(12.4)	$(57.2)
Cumulative effects from adoption of fair value under the CECL standard	43.4	—	12.4	55.8
Cumulative effects from adoption of the CECL standard	—	(0.2)		(0.2)
Provision for credit losses	—	(0.7)	—	(0.7)
Charge-offs	—	1.4	—	1.4
Recoveries	—	(0.9)	—	(0.9)
Balance at end of period	$—	$(1.8)	$—	$(1.8)

As of December 31, 2022	Auto Finance
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—
Balance at end of period collectively evaluated for impairment	$(1.6)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$105.3
Loans, interest and fees receivable individually evaluated for impairment	$—
Loans, interest and fees receivable collectively evaluated for impairment	$105.3

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

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivable is performing. An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of September 30, 2023 and December 31, 2022 is as follows:

As of September 30, 2023	Auto Finance
30-59 days past due	$8.6
60-89 days past due	3.3
90 or more days past due	2.6
Delinquent loans, interest and fees receivable, gross	14.5
Current loans, interest and fees receivable, gross	103.5
Total loans, interest and fees receivable, gross	$118.0
Balance of loans greater than 90-days delinquent still accruing interest and fees	$2.0

As of December 31, 2022	Auto Finance
30-59 days past due	$8.5
60-89 days past due	3.0
90 or more days past due	2.1
Delinquent loans, interest and fees receivable, gross	13.6
Current loans, interest and fees receivable, gross	91.7
Total loans, interest and fees receivable, gross	$105.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$1.7

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

The Company modified 133,134 accounts in the amount of $138.4 million during the twelve month period ended September 30, 2022 that qualified as TDRs. As of January 1, 2023, receivables accounted for using fair value are not included in our disclosure of TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	September 30, 2022
	Private label credit	General purpose credit card
Number of accounts	5,738	20,656
Loan balance at time of charge off (in thousands)	$9,043	$16,490

Income Taxes

We experienced effective tax rates of 21.2% and 22.5% for the three and nine months ended September 30, 2023, respectively, compared to 17.6% and 7.1% for the three and nine months ended September 30, 2022, respectively.

Our effective tax rates for the three and nine months ended September 30, 2023, are above the statutory rate principally due to (1) state and foreign income tax expense, (2) interest accrued on uncertain tax positions and (3) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees. Offsetting the foregoing items are deductions (1) associated with the exercises of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes.

Our effective tax rates for the three and nine months ended September 30, 2022, were below the statutory rate due to deductions (1) associated with the exercises of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Partially offsetting these two items were the effects of state and foreign income tax expense.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. On the basis described above, we reported interest expense of $0.3 million and  $1.4 million for the three and nine months ended September 30, 2023, respectively, while our reported interest expense was de minimis for the three and nine months ended September 30, 2022.

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

For the Three Months Ended September 30, 2023	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$5,790	$—	$5,790
Servicing income	943	179	1,122
Service charges and other customer related fees	3,447	19	3,466
Total revenue from contracts with customers	$10,180	$198	$10,378

(1) Interchange revenue is presented net of customer reward expense.

For the Nine Months Ended September 30, 2023	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$15,409	$—	$15,409
Servicing income	2,284	559	2,843
Service charges and other customer related fees	6,829	56	6,885
Total revenue from contracts with customers	$24,522	$615	$25,137

(1) Interchange revenue is presented net of customer reward expense.

For the Three Months Ended September 30, 2022	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$6,194	$—	$6,194
Servicing income	879	215	1,094
Service charges and other customer related fees	4,030	22	4,052
Total revenue from contracts with customers	$11,103	$237	$11,340

(1) Interchange revenue is presented net of customer reward expense.

For the Nine Months Ended September 30, 2022	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$19,273	$—	$19,273
Servicing income	2,513	692	3,205
Service charges and other customer related fees	11,484	54	11,538
Total revenue from contracts with customers	$33,270	$746	$34,016

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

We have no material amounts of long lived assets located outside the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three Months Ended September 30, 2023	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$214,596	$10,086	$224,682
Fees and related income on earning assets	59,831	22	59,853
Other revenue	10,180	198	10,378
Other non-operating revenue	(69)	63	(6)
Total revenue	284,538	10,369	294,907
Interest expense	(27,394)	(880)	(28,274)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	—	(538)	(538)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(177,854)	—	(177,854)
Net margin	$79,290	$8,951	$88,241
Income before income taxes	$28,455	$3,303	$31,758
Income tax expense	$(5,944)	$(841)	$(6,785)

Nine Months Ended September 30, 2023	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$625,393	$29,032	$654,425
Fees and related income on earning assets	167,022	62	167,084
Other revenue	24,522	615	25,137
Other non-operating revenue	34	106	140
Total revenue	816,971	29,815	846,786
Interest expense	(74,217)	(2,506)	(76,723)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	—	(1,551)	(1,551)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(505,505)	—	(505,505)
Net margin	$237,249	$25,758	$263,007
Income before income taxes	$89,191	$8,662	$97,853
Income tax expense	$(19,857)	$(2,315)	$(22,172)
Total assets	$2,493,946	$102,955	$2,596,901

Three Months Ended September 30, 2022	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$208,881	$9,135	$218,016
Fees and related income on earning assets	48,493	25	48,518
Other revenue	11,103	237	11,340
Other non-operating revenue	58	22	80
Total revenue	268,535	9,419	277,954
Interest expense	(20,898)	(616)	(21,514)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	—	(381)	(381)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(163,624)	—	(163,624)
Net margin	$84,013	$8,422	$92,435
Income before income taxes	$36,163	$3,153	$39,316
Income tax expense	$(6,055)	$(891)	$(6,946)

Nine Months Ended September 30, 2022	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$548,174	$26,195	$574,369
Fees and related income on earning assets	168,992	63	169,055
Other revenue	33,270	746	34,016
Other non-operating revenue	321	59	380
Total revenue	750,757	27,063	777,820
Interest expense	(56,613)	(1,236)	(57,849)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	—	(710)	(710)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(414,863)	—	(414,863)
Net margin	$279,281	$25,117	$304,398
Income (loss) before income taxes	$119,740	$(250)	$119,490
Income tax (expense) benefit	$(8,637)	$69	$(8,568)
Total assets	$2,158,183	$94,148	$2,252,331

4.	Shareholders’ Equity and Preferred Stock

During the three and nine months ended September 30, 2023 and 2022, we repurchased and contemporaneously retired 285,906 shares, 463,707 shares, 313,893 shares and 1,674,141 shares of our common stock at an aggregate cost of $9,399,000, $14,334,000, $10,863,000 and $88,938,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

During the three and nine months ended  September 30, 2023 and 2022, we sold 300 shares, 53,727 shares, 8,229 shares and 8,229 shares of our Series B Preferred Stock under our “at-the-market” offering program (the “ATM Program”) for net proceeds of $0.0 million, $1.1 million, $0.2 million and $0.2 million, respectively. During the three and nine months ended September 30, 2023 and 2022, we repurchased and contemporaneously retired 0 shares, 1,806 shares, 3,500 shares and 3,500 shares of Series B Preferred Stock at an aggregate cost of $0, $29,000, $70,000 and $70,000, respectively. For further information regarding the ATM Program, see Note 13 “ATM Program.”

5.	Redeemable Preferred Stock

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable as declared, and in preference to any dividends on common stock and Series B Preferred Stock, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of holders of a majority of the shares of Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the shares of Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the consolidated balance sheets. Dividends paid on the Series A Preferred Stock are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. The common stock issuable upon conversion of Series A Preferred Stock is included in our calculation of Net income attributable to common shareholders per share—diluted. See Note 11, “Net Income Attributable to Controlling Interests Per Common Share” for more information.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the  September 30, 2023 and  December 31, 2022 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of September 30, 2023 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$105,597	$97,888
Loans, interest and fees receivable, at fair value	$—	$—	$2,049,993	$2,049,993

Assets – As of December 31, 2022 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$94,968	$87,434
Loans, interest and fees receivable, at fair value	$—	$—	$1,817,976	$1,817,976

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2023 and 2022:

	Loans, Interest and Fees Receivables, at Fair Value
	2023	2022
Balance at January 1,	$1,817,976	$1,026,424
Cumulative effects from adoption of fair value under the CECL standard	—	314,985
Net revaluations of loans, interest and fees receivable, at fair value, included in earnings	39,877	(52,687)
Principal charge-offs, net of recoveries, included in earnings	(382,412)	(243,186)
Finance and fees, included in earnings	701,784	642,181
Finance charge-offs, included in earnings	(162,970)	(118,990)
Purchases	1,801,802	1,890,558
Settlements	(1,766,064)	(1,731,194)
Balance at September 30,	$2,049,993	$1,728,091

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of   September 30, 2023 and December 31, 2022. As discussed above, our fair value models include market degradation to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest. This market degradation is included in the below quantitative information:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at September 30, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$2,049,993	Discounted cash flows	Gross yield, net of finance charge charge-offs	26.6% to 38.4% (33.6%)
			Payment rate	9.0% to 9.9% (9.5%)
			Expected principal credit loss rate	31.1% to 34.8% (32.6%)
			Servicing rate	2.9% to 3.1% (3.0%)
			Discount rate	6.0% to 22.5% (10.7%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$1,817,976	Discounted cash flows	Gross yield, net of finance charge charge-offs	24.7% to 36.1% (31.6%)
			Payment rate	5.0% to 11.4% (10.3%)
			Expected principal credit loss rate	9.2% to 30.3% (30.2%)
			Servicing rate	3.5% to 6.4% (3.6%)
			Discount rate	5.6% to 15.0% (10.1%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2023 and December 31, 2022 fair values and carrying amounts of our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,765,020	$1,765,020
Amortizing debt facilities	$—	$—	$23,078	$23,078
Senior notes, net	$131,025	$—	$—	$144,352

Liabilities – As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,630,111	$1,630,111
Amortizing debt facilities	$—	$—	$23,195	$23,195
Senior notes, net	$125,640	$—	$—	$144,385

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

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2023 and  December 31, 2022 concerning certain assets we carry at fair value are as follows:

As of September 30, 2023	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$565	$2,314,641
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$546	$2,095,021
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$565	$2,049,428
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$—	$25,353
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$7	$127,914

As of December 31, 2022	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$786	$2,119,340
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$760	$1,910,090
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$765	$1,817,211
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$3	$8,362
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$4	$144,767

7.	Variable Interest Entities

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

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	September 30, 2023	December 31, 2022
Unrestricted cash and cash equivalents	$162.7	$202.2
Restricted cash and cash equivalents	25.6	27.6
Loans, interest and fees receivable, at fair value	2,031.3	1,735.9
Total Assets held by VIEs	$2,219.6	$1,965.7
Notes Payable, net held by VIEs	$1,719.7	$1,586.0
Maximum exposure to loss due to involvement with VIEs	$1,957.1	$1,756.0

8.	Leases

We have operating leases primarily associated with our corporate offices and regional service centers as well as for certain equipment. Our leases have remaining lease terms of 1 to 11 years, some of which include options, at our discretion, to extend the leases for additional periods generally on one-year revolving periods. Other leases allow for us to terminate the lease based on appropriate notification periods. For certain of our leased offices, we sublease a portion of the unoccupied space. The terms of the sublease arrangement generally coincide with the underlying lease. The components of lease expense associated with our lease liabilities and supplemental cash flow information related to those leases were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost, gross	$643	$672	$1,919	$3,769
Sublease income	(25)	(33)	(72)	(2,142)
Net Operating lease cost	$618	$639	$1,847	$1,627
Cash paid under operating leases, gross	$755	$210	$1,116	$3,845

Weighted average remaining lease term - months	125
Weighted average discount rate	6.6%

As of September 30, 2023, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2023 (excluding the nine months ended September 30, 2023)	$760	$(24)	$736
2024	2,878	(40)	2,838
2025	2,719	—	2,719
2026	2,580	—	2,580
2027	2,538	—	2,538
Thereafter	17,384	—	17,384
Total lease payments	28,859	(64)	28,795
Less imputed interest	(8,496)
Total	$20,363

In August 2021, we entered into an operating lease agreement for our corporate headquarters in Atlanta, Georgia with an unaffiliated third party. This lease covers approximately 73,000 square feet and commenced in June 2022 for a 146 month term. The total commitment under this lease is approximately $27.8 million and is included in the table above. In connection with the commencement of this lease, we discontinued most of the subleasing arrangements with third parties for space at our corporate headquarters. A right-of-use asset and liability was recorded at the commencement date of this lease.

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of September 30, 2023, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of September 30, 2023 and  December 31, 2022 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	September 30, 2023	December 31, 2022

Revolving credit facilities at a weighted average interest rate equal to 6.1% as of September 30, 2023 (5.1% as of December 31, 2022) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $2,159.8 million as of September 30, 2023 ($1,856.2 million as of December 31, 2022)

Revolving credit facility, not to exceed $65.0 million (expiring November 1, 2025) (1) (2) (3)	$45.3	$44.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2024) (2) (3) (4) (5)	47.9	50.0
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2024) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $50.0 million (expiring July 20, 2025) (2) (3) (4) (5)	28.9	24.6
Revolving credit facility, not to exceed $20.0 million (expiring December 11, 2023) (2) (3) (4) (5)	18.5	11.1
Revolving credit facility, not to exceed $200.0 million (paid off in September 2023)	—	188.9
Revolving credit facility, not to exceed $88.9 million (expiring January 15, 2025) (3) (4) (5) (6)	88.9	100.0
Revolving credit facility, not to exceed $250.0 million (expiring October 15, 2025) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $35.0 million (expiring July 31, 2026) (2) (3) (4) (5)	35.0	25.0
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $75.0 million (expiring September 1, 2025) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $300.0 million (expiring May 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $250.0 million (expiring January 15, 2029) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $100.0 million (expiring August 5, 2024) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2027) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $20.0 million (expiring May 26, 2026) (3) (4) (5)	20.0	—
Revolving credit facility, not to exceed $300.0 million (expiring February 15, 2028) (3) (4) (5) (6)	300.0	—
Other facilities
Other debt	5.7	5.8
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Total notes payable before unamortized debt issuance costs and discounts	1,807.6	1,666.9
Unamortized debt issuance costs and discounts	(19.5)	(13.6)
Total notes payable outstanding, net	$1,788.1	$1,653.3

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs. See Note 7, "Variable Interest Entities" for more information.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of September 30, 2023, the Prime Rate was 8.50% and the Secured Overnight Financing Rate ("SOFR") was 5.31%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $47.9 million was drawn as of September 30, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to SOFR plus 3.0%. The facility matures on October 30, 2024 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $45.3 million was drawn as of September 30, 2023). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to SOFR plus a range between 2.25% and 2.6% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of September 30, 2023, the facility's borrowing limit was $65.0 million and the facility matures on November 1, 2025. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $28.9 million was drawn as of September 30, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term Secured Overnight Financing Rate ("Term SOFR") plus 3.6%. An amendment was completed in July 2023 that extended the maturity to July 20, 2025. There were no other material changes to the existing terms. The facility is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered a revolving credit facility to sell up to an aggregate $100.0 million of notes that are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of September 30, 2023) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes equals the SOFR plus 3.1%. The facility matures on March 15, 2024, and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. As of September 30, 2023, the aggregate borrowing limit was $100.0 million.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $18.5 million was drawn as of September 30, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Prime Rate. The facility matures on  December 11, 2023. The note is guaranteed by Atlanticus.

In August 2019, Atlanticus Holdings Corporation issued a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024.

In November 2019, we (through a wholly owned subsidiary) sold $200.0 million of ABS secured by certain credit card receivables. The terms of the ABS allowed for a three-year revolving structure with a subsequent 12-month to 18-month amortization period. The weighted average interest rate on the securities was fixed at 4.91%. This facility was paid off in September 2023.

In July 2020, we (through a wholly owned subsidiary) sold $100.0 million of ABS secured by certain private label credit receivables. A portion of the proceeds from the sale were used to pay down some of our existing revolving facilities associated with our private label credit receivables, and the remaining proceeds were used to fund the acquisition of receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period and expires January 15, 2025. The weighted average interest rate on the securities is fixed at 5.47%. This facility is currently in contractually scheduled amortization.

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

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $35.0 million borrowing limit (of which $35.0 million was drawn as of September 30, 2023) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the Prime Rate or 4%. The facility matures on July 31, 2026 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In June 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

In September 2021, we (through a wholly owned subsidiary) entered a term facility with a $75.0 million limit (of which $0.0 million was outstanding as of September 30, 2023) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term SOFR plus 2.75%. The terms of the facility allow for a 24-month revolving structure with an 18-month amortization period and the facility matures in (as subsequently amended) September 2025.

In November 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026). The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 3.53%.

In May 2022, we (through a wholly owned subsidiary) entered a $250.0 million ABS agreement (of which $250.0 million was drawn as of September 30, 2023) secured by certain credit card receivables (expiring January 15, 2029). The terms of the ABS allow for a five-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.33%.

In August 2022, we (through a wholly owned subsidiary) entered a $100.0 million ABS agreement secured by certain credit card receivables (of which $0.0 million was outstanding as of September 30, 2023) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on the Term SOFR plus 1.8%. The facility matures on August 5, 2024.

In September 2022, we (through a wholly owned subsidiary) sold $100.0 million of ABS secured by certain private label credit receivables (expiring March 15, 2027). A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our private label credit receivables, noted above, and the remaining proceeds have been invested in the acquisition of receivables. The terms of the ABS allow for a 3-year revolving structure with an 18-month amortization period. The weighted average interest rate on the securities is fixed at 7.3%.

In May 2023, we (through a wholly owned subsidiary) entered a revolving credit facility with a $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $20.0 million was drawn as of September 30, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 3.75%. The facility matures on May 26, 2026 and is subject to certain covenants and restrictions of which the failure could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In September 2023, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring February 15, 2028). A portion of the proceeds from the sale was used to pay down other facilities associated with our credit card receivables, noted above, and the remaining proceeds have been invested in the acquisition of receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 9.51%.

As of September 30, 2023, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In  November 2021, we issued $150.0 million aggregate principal amount of senior notes (included on our consolidated balance sheet as "Senior notes, net"). The senior notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The senior notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the senior notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The senior notes bear interest at the rate of 6.125% per annum. Interest on the senior notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The senior notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the senior notes into interest expense over the expected life of the notes. Amortization of these fees for the three and nine months ended September 30, 2023 and 2022 totaled $0.4 million, $1.1 million, $0.4 million and $1.1 million, respectively. We repurchased $322,000 and $1,108,000 of the outstanding principal amount of these senior notes for the three and nine months ended September 30, 2023, respectively.

10.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $2.4 billion at September 30, 2023. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of September 30, 2023, CAR had unfunded outstanding floor-plan financing commitments totaling $9.8 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $18.7 million remains pledged as of September 30, 2023 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of September 30, 2023, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling with our issuing bank partners in a credit protection program, which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $68.6 million as of September 30, 2023. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to controlling interests	$25,240	$32,571	$76,541	$111,606
Preferred stock and preferred unit dividends and accretion	(6,341)	(6,296)	(18,857)	(18,759)
Net income attributable to common shareholders—basic	18,899	26,275	57,684	92,847
Effect of dilutive preferred stock dividends and accretion	605	605	1,795	1,795
Net income attributable to common shareholders—diluted	$19,504	$26,880	$59,479	$94,642
Denominator:
Basic (including unvested share-based payment awards) (1)	14,504	14,500	14,473	14,688
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,411	4,530	4,479	4,835
Diluted (including unvested share-based payment awards) (1)	18,915	19,030	18,952	19,523
Net income attributable to common shareholders per share—basic	$1.30	$1.81	$3.99	$6.32
Net income attributable to common shareholders per share—diluted	$1.03	$1.41	$3.14	$4.85

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 241,302 and 225,754 for the three and nine months ended September 30, 2023 compared to 146,617 and 133,702 for the three and nine months ended September 30, 2022, respectively.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million and 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the three and nine months ended September 30, 2023 and we excluded stock options to purchase 0.1 million and 0.0 million shares from our net income attributable to controlling interests per share of common stock calculations for the three and nine months ended September 30, 2022.

For the three and nine months ended September 30, 2023 and 2022, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 5, "Redeemable Preferred Stock", for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of September 30, 2023, 47,896 shares remained available for issuance under the ESPP and 2,117,211 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three and nine months ended September 30, 2023 and 2022.

Restricted Stock and Restricted Stock Units

During the nine months ended September 30, 2023 and 2022, we granted 145,167 shares and 103,957 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $3.6 million and $4.9 million, respectively. We incurred expenses of $2.3 million and $1.9 million during the nine months ended September 30, 2023 and 2022, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of September 30, 2023, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $4.6 million with a weighted average remaining amortization period of 2.6 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0.1 million, $0.6 million, $0.3 million and $1.3 million related to stock option-related compensation costs during the three and nine months ended September 30, 2023 and 2022, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	802,163	$12.23
Issued	—	$—
Exercised	(516,446)	$5.98
Expired/Forfeited	(1,999)	$15.30
Outstanding at September 30, 2023	283,718	$23.57	2.0	$2,869,619
Exercisable at September 30, 2023	200,638	$22.08	1.9	$2,288,407

No options were issued during the three and nine months ended September 30, 2023 and 2022. We had $0.2 million and $0.8 million of unamortized deferred compensation costs associated with non-vested stock options as of September 30, 2023 and December 31, 2022, respectively, with a weighted average remaining amortization period of 0.7 years as of September 30, 2023. Upon exercise of outstanding options, the Company issues new shares.

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

We have evaluated subsequent events occurring after September 30, 2023, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

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

Currently, within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $38 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retail and healthcare, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by AI and machine learning, enabling lenders to make fast, sound decision-making when it matters most.

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

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of September 30, 2023, our CAR operations served more than 650 dealers in 32 states and two U.S. territories. The core operations continue to perform well, absent the early 2022 settlement of outstanding litigation (achieving consistent profitability and generating positive cash flows and growth).

Impact of the COVID-19 Pandemic on Atlanticus and our Markets

In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus. The COVID-19 pandemic has negatively impacted global supply chains and business operations. In addition, rising inflation in 2021 and 2022 resulted in increased costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise. Russia’s invasion of Ukraine has intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the broader economy. The impacts of responses to the COVID-19 pandemic by both consumers and governments, rising energy costs, inflation, rising interest rates, and unresolved geopolitical tensions including Russia’s invasion of Ukraine could significantly affect the economic outlook. The duration and severity of the effects of these impacts on our financial condition, results of operations and liquidity remain uncertain.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2023	2022	from 2022 to 2023
Total operating revenue	$294,913	$277,874	$17,039
Other non-operating revenue	(6)	80	(86)
Interest expense	(28,274)	(21,514)	(6,760)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	(538)	(381)	(157)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(177,854)	(163,624)	(14,230)
Net margin	88,241	92,435	(4,194)
Operating expenses:
Salaries and benefits	11,360	10,363	(997)
Card and loan servicing	25,864	24,775	(1,089)
Marketing and solicitation	12,599	11,053	(1,546)
Depreciation	647	488	(159)
Other	6,013	6,440	427
Total operating expenses:	56,483	53,119	(3,364)

Net income	24,973	32,370	(7,397)
Net loss attributable to noncontrolling interests	267	201	66
Net income attributable to controlling interests	25,240	32,571	(7,331)
Net income attributable to controlling interests to common shareholders	18,899	26,275	(7,376)

			Income
	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2023	2022	from 2022 to 2023
Total operating revenue	$846,646	$777,440	$69,206
Other non-operating revenue	140	380	(240)
Interest expense	(76,723)	(57,849)	(18,874)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	(1,551)	(710)	(841)
Changes in fair value of loans, interest and fees receivable recorded at fair value	(505,505)	(414,863)	(90,642)
Net margin	263,007	304,398	(41,391)
Operating expenses:
Salaries and benefits	32,593	31,888	(705)
Card and loan servicing	74,013	71,447	(2,566)
Marketing and solicitation	37,491	51,857	14,366
Depreciation	1,908	1,630	(278)
Other	19,149	28,086	8,937
Total operating expenses:	165,154	184,908	19,754

Net income	75,681	110,922	(35,241)
Net loss attributable to noncontrolling interests	860	684	176
Net income attributable to controlling interests	76,541	111,606	(35,065)
Net income attributable to controlling interests to common shareholders	57,684	92,847	(35,163)

Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased from $2,049.5 million as of September 30, 2022 to $2,314.6 million as of September 30, 2023. We experienced higher period over period growth in our private label credit acquisitions for the third quarter of 2023 than in our acquisition of general purpose credit card receivables.  This increase is primarily due to growth associated with our largest existing retail partners. The relative mix of receivable acquisitions can lead to some variation in our corresponding revenue as a declining share of general purpose credit card receivables (which tend to have higher yields and corresponding charge-offs) relative to an increasing share of private label credit receivables may result in lower aggregate gross yields for the period. We are currently experiencing continued period-over-period growth in private label credit and general purpose credit card receivables and to a lesser extent in our CAR receivables—growth that we expect to result in net period-over-period growth in our total interest income and related fees for these operations for the fourth quarter of 2023, albeit at a decreased growth rate to that experienced in 2022. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and the level of marketing investment for the general purpose credit card operations. Other revenue on our consolidated statements of income consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. As discussed elsewhere in this Report we adopted the fair value option under ASU 2016-13, beginning January 1, 2022, for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost. This has resulted in an increase in the recognition of certain fee categories with future changes in the fair value of the associated receivables being included as part of our "Changes in fair value of loans, interest and fees receivable associated with structured financings recorded at fair value" on our consolidated statements of income. The above discussions on expectations for finance, fee and other income are based on our current expectations. The potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could result in changes in these assumptions in the near term. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements” to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

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

Interest expense. Variations in interest expense are due to new borrowings associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased from $1,473.1 million as of September 30, 2022 to $1,719.7 million as of September 30, 2023. The majority of this increase in outstanding debt relates to the addition of multiple revolving credit facilities during 2022 and 2023. Recent increases in the federal funds rate have started to increase our interest expense as we have raised additional capital (or replaced existing facilities) over the last two years. We anticipate additional debt financing over the next few quarters as we continue to grow coupled with increased effective interest rates resulting from federal funds rate increases. As such, we expect our quarterly interest expense for these operations to increase compared to prior periods. However, we do not expect our interest expense to increase significantly in the short term (absent raising additional capital) because over 85% of interest rates on our outstanding debt are fixed.

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

We have experienced a period-over-period increase in this category primarily reflecting growth in the underlying receivables subject to this provision as well as slight increases in delinquency rates, similar to those experienced in periods prior to COVID-19 and the related government stimulus programs.  See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our CaaS and Auto Finance segments for further credit quality statistics and analysis. We expect that our provision for losses on loans will continue to increase modestly in 2023 in relation to growth in the underlying Auto Finance receivables.

Changes in fair value of loans, interest and fees receivable recorded at fair value. The increase in Changes in fair value of loans, interest and fees receivable recorded at fair value was largely driven by growth in the underlying receivables (as noted above). For both periods presented, we included asset performance degradation in our forecasts to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest. Offsetting this increase in Changes in fair value of loans, interest and fees receivable recorded at fair value was a reduction in the discount rate applied to the net cash flows associated with these investments during the second quarter of 2022. The applied discount rate represents estimates third-party market participants could use in determining fair value. The reduction in this discount rate reflected the asset level returns we believe would be required by market participants. See Note 6 "Fair Values of Assets and Liabilities" included herein for further discussion of assumptions underlying this calculation. For credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value to increase commensurate with growth in these receivables. We may, however, adjust our forecasts to reflect macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Additionally, as receivables associated with both 1) assets acquired prior to our tightened underwriting standards (mentioned above) and 2) those assets negatively impacted by inflation, gradually become a smaller percentage of the portfolio, we expect to see overall improvements in the measured fair value of our portfolios of acquired receivables.

Total operating expenses. Total operating expenses variances for the three and nine months ended September 30, 2023, relative to the three and nine months ended September 30, 2022, reflect the following:

•

slight increases in salaries and benefit costs related to both the growth in the number of employees and inflationary compensation pressure. We expect some continued increase in this cost for the fourth quarter of 2023 compared to 2022 as we expect our receivables to continue to grow and as a result we expect to modestly increase our number of employees;

•

increases in card and loan servicing expenses due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew from $2,049.5 million outstanding to $2,314.6 million outstanding at September 30, 2022 and September 30, 2023, respectively. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow throughout the fourth quarter of 2023. Offsetting a portion of this increase are significant reductions in our servicing costs per account, resulting from the realization of greater economies of scale and increased use of automation as our receivables have grown.

•

decreases in marketing and solicitation costs primarily due to significant decreases in origination and brand marketing support for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. This recent decline in marketing and solicitation costs is a direct result of tightened underwriting standards adopted during the second quarter 2022 (and continued in subsequent quarters). These costs started to increase for the three months ended September 30, 2023, and we expect some increases in period over period results for the fourth quarter of 2023, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and

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

Income Taxes. We experienced effective tax rates of 21.2% and 22.5% for the three and nine months ended September 30, 2023, respectively, compared to 17.6% and 7.1% for the three and nine months ended September 30, 2022, respectively.

Our effective tax rates for the three and nine months ended September 30, 2023, are above the statutory rate principally due to (1) state and foreign income tax expense, (2) interest accrued on uncertain tax positions and (3) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended,  with respect to compensation paid to our covered employees. Offsetting the foregoing items are deductions (1) associated with the exercises of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes.

Our effective tax rates for the three and nine months ended September 30, 2022, were below the statutory rate due to deductions (1) associated with the exercises of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Partially offsetting these two items were the effects of state and foreign income tax expense.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. On the basis described above, we reported interest expense of $0.3 million and  $1.4 million for the three and nine months ended September 30, 2023, respectively, while our reported interest expense was de minimis for the three and nine months ended September 30, 2022.

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

Below are (i) the reconciliation of Loans, interest and fees receivable, at fair value to Loans, interest and fees receivable, at face value and (ii) the calculation of managed receivables:

	At or for the Three Months Ended
	2023			2022				2021
(in Millions)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)
Loans, interest and fees receivable, at fair value	$2,050.0	$1,916.1	$1,795.6	$1,818.0	$1,728.1	$1,616.9	$1,405.8	$1,026.4
Fair value mark against receivable (2)	$265.2	$257.9	$260.1	$302.1	$322.3	$293.0	$272.9	$208.9
Loans, interest and fees receivable, at face value	$2,315.2	$2,174.0	$2,055.7	$2,120.1	$2,050.4	$1,909.9	$1,678.7	$1,235.3
Fair value to face value ratio (3)	88.5%	88.1%	87.3%	85.8%	84.3%	84.7%	83.7%	83.1%

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

(3)	The Fair value to face value ratio is calculated using Loans, interest and fees receivable, at fair value as the numerator, and Loans, interest and fees receivable, at face value, as the denominator.

	At or for the Three Months Ended
	2023			2022				2021
(in Millions)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31
Loans, interest and fees receivable, gross	$—	$—	$—	$—	$—	$—	$—	$375.7
Loans, interest and fees receivable, gross from fair value reconciliation above	2,315.2	2,174.0	2,055.7	2,120.1	2,050.4	1,909.9	1,678.7	1,235.3
Total managed receivables	$2,315.2	$2,174.0	$2,055.7	$2,120.1	$2,050.4	$1,909.9	$1,678.7	$1,611.0

(1)

As discussed in more detail elsewhere in this Report, on January 1, 2022, we elected the fair value option under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

As discussed above, our managed receivables data differ in certain aspects from our GAAP data. First, managed receivables data are based on billings and actual charge-offs as they occur without regard to any changes in fair value of loans, interest and fees receivable recorded at fair value or changes in our allowance for uncollectible loans, interest and fees receivable (in periods where applicable). Second, for managed receivables data, we amortize certain fees (such as annual and merchant fees) and expenses (such as marketing expenses) associated with our Fair Value Receivables over the expected life of the corresponding receivable and recognize other costs, such as claims made under credit deferral programs, when paid. Under fair value accounting, these fees are recognized when billed or upon receivable acquisition and marketing expenses are recognized when incurred. Third, managed receivables data excludes the impacts of equity in income of equity method investees. As of January 1, 2022, we changed the names of combined net charge-offs to combined principal net charge-offs and the combined net charge-off ratio, annualized to combined principal net charge-off ratio, annualized. These changes reflect that we now subtract finance charge-offs in the calculation of combined principal net charge-offs and the related ratio. We believe this revised calculation is more in line with the calculations used by our peers. All prior periods have been restated to reflect this new methodology. A reconciliation of our operating revenues, net of finance and fee charge-offs, to comparable amounts used in our calculation of Total managed yield ratios is as follows:

	At or for the Three Months Ended
	2023			2022				2021
(in Millions)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Consumer loans, including past due fees	$214.6	$210.3	$200.5	$202.9	$208.9	$182.8	$156.5	$144.1
Fees and related income on earning assets	59.8	62.9	44.3	48.0	48.5	65.8	54.7	53.8
Other revenue	10.2	7.6	6.7	8.5	11.1	12.2	10.0	9.7
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(6.8)	(10.6)	(0.5)	3.4	(7.9)	(12.1)	1.8	(3.4)
Adjustments due to acceleration of annual fees recognition under fair value accounting	(3.1)	(9.8)	7.3	7.9	10.0	(6.6)	(1.3)	(4.4)
Removal of finance charge-offs	(47.1)	(54.2)	(61.7)	(58.3)	(45.3)	(41.2)	(32.5)	(28.1)
Total managed yield	$227.6	$206.2	$196.6	$212.4	$225.3	$200.9	$189.2	$171.7

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

	At or for the Three Months Ended
	2023			2022				2021
(in Millions)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31
Net losses on impairment of loans, interest and fees receivable recorded at fair value	$173.5	$180.0	$191.9	$182.3	$134.4	$126.5	$101.3	$46.7
Gross charge-offs on non-fair value accounts	—	—	—	—	—	—	—	38.7
Finance charge-offs (2)	(47.1)	(54.2)	(61.7)	(58.3)	(45.3)	(41.2)	(32.5)	(28.1)
Recoveries on non-fair value accounts	—	—	—	—	—	—	—	(4.1)
Combined principal net charge-offs	$126.4	$125.8	$130.2	$124.0	$89.1	$85.3	$68.8	$53.2

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

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing and size of receivable purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our portfolios of receivables also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our allowance for uncollectible loans, interest and fees receivable for our other credit product receivables that we report at amortized cost. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategy under “Collection Strategy” in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2023						2022
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,315,206		$2,174,001		$2,055,678		$2,120,126
30-59 days past due	$101,822	4.4%	$96,670	4.4%	$76,139	3.7%	$97,373	4.6%
60-89 days past due	$92,361	4.0%	$81,477	3.7%	$88,529	4.3%	$115,636	5.5%
90 or more days past due	$217,136	9.4%	$170,274	7.8%	$197,418	9.6%	$220,901	10.4%
Average managed receivables	$2,244,604		$2,114,840		$2,087,902		$2,085,240
Total managed yield ratio, annualized (2)	40.6%		39.0%		37.7%		40.7%
Combined principal net charge-off ratio, annualized (3)	22.5%		23.8%		24.9%		23.8%
Interest expense ratio, annualized (4)	4.9%		4.4%		4.5%		4.5%
Net interest margin ratio, annualized (5)	13.2%		10.8%		8.3%		12.4%

	At or for the Three Months Ended
	2022						2021
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables
Period-end managed receivables	$2,050,354		$1,908,884		$1,677,610		$1,235,287	$375,713	$1,611,000
30-59 days past due	$98,841	4.8%	$83,390	4.4%	$56,860	3.4%	$50,320	$10,594	$60,914	3.8%
60-89 days past due	$107,091	5.2%	$66,935	3.5%	$52,995	3.2%	$43,620	$9,468	$53,088	3.3%
90 or more days past due	$204,752	10.0%	$148,907	7.8%	$142,654	8.5%	$91,432	$24,739	$116,171	7.2%
Average managed receivables	$1,979,619		$1,793,247		$1,644,305				$1,528,567
Total managed yield ratio, annualized (2)	45.5%		44.8%		46.0%				44.9%
Combined principal net charge-off ratio, annualized (3)	18.0%		19.0%		16.7%				13.9%
Interest expense ratio, annualized (4)	4.2%		4.1%		4.2%				4.0%
Net interest margin ratio, annualized (5)	23.3%		21.7%		25.1%				27.0%

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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2023						2022
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$944,197		$892,387		$835,541		$838,289
30-59 days past due	$35,830	3.8%	$31,597	3.5%	$25,774	3.1%	$31,426	3.7%
60-89 days past due	$29,387	3.1%	$24,776	2.8%	$21,036	2.5%	$24,993	3.0%
90 or more days past due	$71,200	7.5%	$56,209	6.3%	$62,609	7.5%	$68,517	8.2%
Average APR	16.2%		17.0%		17.5%		17.5%
Receivables purchased during period	$244,571		$260,281		$201,375		$192,773

	Private Label Credit - At or for the Three Months Ended
	2022						2021
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables
Period-end managed receivables	$811,307		$762,252		$702,423		$595,277	$116,225	$711,502
30-59 days past due	$30,470	3.8%	$26,197	3.4%	$19,344	2.8%	$19,942	$3,285	$23,227	3.3%
60-89 days past due	$25,081	3.1%	$19,058	2.5%	$16,482	2.3%	$16,323	$2,616	$18,939	2.7%
90 or more days past due	$58,506	7.2%	$42,614	5.6%	$47,214	6.7%	$35,552	$6,834	$42,386	6.0%
Average APR	17.2%		17.8%		18.0%				18.4%
Receivables purchased during period	$213,797		$225,041		$159,837				$177,441

	General Purpose Credit Card - At or for the Three Months Ended
	2023						2022
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Total	% of Period-end managed receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$1,370,445		$1,280,979		$1,219,429		$1,281,051
30-59 days past due	$65,987	4.8%	$65,067	5.1%	$50,355	4.1%	$65,940	5.1%
60-89 days past due	$62,969	4.6%	$56,698	4.4%	$67,486	5.5%	$90,639	7.1%
90 or more days past due	$145,927	10.6%	$114,046	8.9%	$134,799	11.1%	$152,375	11.9%
Average APR	27.3%		27.2%		26.4%		26.1%
Receivables purchased during period	$402,978		$380,509		$315,148		$383,344

	General Purpose Credit Card - At or for the Three Months Ended
	2022						2021
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Total	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables
Period-end managed receivables	$1,238,177		$1,146,631		$975,187		$638,761	$259,488	$898,249
30-59 days past due	$68,362	5.5%	$57,193	5.0%	$37,316	3.8%	$30,361	$7,309	$37,670	4.2%
60-89 days past due	$82,006	6.6%	$47,877	4.2%	$36,514	3.7%	$27,287	$6,852	$34,139	3.8%
90 or more days past due	$146,229	11.8%	$106,293	9.3%	$95,440	9.8%	$55,860	$17,905	$73,765	8.2%
Average APR	26.3%		26.7%		26.3%				26.8%
Receivables purchased during period	$422,846		$491,301		$377,736				$390,189

(1)

As discussed in more detail elsewhere in this Report, on January 1, 2022, we implemented the fair value method under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $265.1 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners from September 30, 2022 to September 30, 2023. The addition of large private label credit retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $132.9 million in the twelve months ended September 30, 2023. Our general purpose credit card receivables grew by $132.3 million during the twelve months ended September 30, 2023. While some of our merchant partners continue to face year-over-year growth challenges, others are still benefiting from continued consumer spending and a growing economy.  Our general purpose credit card portfolio continues to grow in terms of total customers served and therefore we continue to experience growth in total managed receivables. We expect the pace of growth, near-term, to slow however, when compared to earlier periods due to tightened underwriting standards adopted during the second quarter 2022 (and continued in subsequent quarters). Growth in future periods largely is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partner, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 70% of the above-referenced Retail period-end managed receivables outstanding as of September 30, 2023.

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

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to increase when compared to the same periods in prior years. Our historical delinquency rates have been somewhat lower than what we ultimately expect for our new private label credit and general purpose credit card receivables given the continued growth and age of the related accounts as well as government stimulus efforts, and previously (prior to 2020), a robust economic landscape that resulted in receivables outperforming internal expectations. Additionally, the impact on delinquency rates due to growth in the receivable base can be seen in periods of large growth in the charts above, resulting in lower delinquency rates. During the first and second quarters of 2023 we experienced increased delinquency rates in conjunction with slower receivables growth, higher energy costs and rising inflation and the resulting negative impact on consumers We have seen some abatement in these rates and expect these delinquencies in the coming quarters to return to levels similar to those experienced in periods prior to COVID-19 and the related government stimulus programs. This expected decline in delinquencies for late 2023 and throughout 2024, is predicated on the assumption that recent government efforts to curb inflation will be successful and our recent tightened underwriting standards implemented in the second quarter 2022 (and continued in subsequent quarters), will prove effective at reducing account delinquencies. Additionally, in accordance with prescribed guidance discussed elsewhere in this Report, certain consumers negatively impacted by COVID-19 were provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continued to accrue interest and their delinquency status did not change through the deferment period. We continue to actively work with consumers that indicate hardship as a result of COVID-19; however, the number of impacted consumers is a small part of our overall receivable base. In early 2021, nearly all of these customers were considered current and thus the receivables underlying their accounts were not considered delinquent. The exclusion of these accounts resulted in lower delinquency rates for those periods than we would have otherwise expected. Additionally, as the remainder of these accounts were removed from hardship status with the end of the COVID-19 national and public health emergencies on May 11, 2023, we expect to see some elevations in delinquency rates, albeit slight, related to those receivables. We also expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods (albeit at higher levels when compared to those prior periods in 2021). For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with tax refunds for many consumers.

Total managed yield ratio, annualized. During 2021 and much of 2022, we experienced growth in newer, higher yielding receivables, including private label credit and general purpose credit card receivables. While this growth has contributed to higher overall total managed yield ratios, we expect this growth also will continue to (absent the beneficial impacts of government stimulus programs discussed elsewhere) result in higher charge-off and delinquency rates than those experienced historically. General purpose credit card receivables tend to have higher total yields than private label credit receivables, so recent declining rates of growth of our managed receivables that are primarily a result of the slowing growth of general purpose credit card receivables, have resulted in slightly lower total managed yield ratios when compared to similar periods in prior years. With tightened underwriting standards implemented in the second quarter 2022 (and continued in subsequent quarters), we continue to expect slightly lower managed yield ratios (and correspondingly lower delinquency rates) associated with these newer receivables for the fourth quarter of 2023 and early 2024 when compared to those ratios in 2022.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. Improvements in our delinquency rates throughout 2021, as a result of the increases in customer payments noted above, resulted in lower charge-offs than we would have otherwise expected in early 2022 periods. The increase in the combined principal net charge-off ratio, annualized in late 2022 and throughout 2023 is a reflection of the increased delinquencies noted in the latter part of 2021 and in 2022 as consumer behavior reverted to more historical norms and inflation, particularly as it relates to higher gas prices, negatively impacted some consumers' ability to make payments on outstanding loans and fees receivable.

As delinquency rates continue to be elevated relative to historically normalized levels (i.e., those periods prior to COVID-19 and the related government stimulus programs), we expect combined principal net charge-off rates to continue to increase, when compared to comparable prior periods since the onset of COVID-19. These increased charge-off rates are expected to continue through the second quarter of 2024 before returning to historically normalized levels. This expectation is predicated on the assumption that recent actions by the federal government to reduce inflation will be successful. Our charge-off ratio has also been impacted due to (and will continue to be impacted by): 1) charge-offs associated with previously mentioned accounts enrolled in short-term payment deferrals (2) higher expected charge-off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (3) continued testing of receivables with higher risk profiles, which leads to periodic increases in combined principal net charge offs, (4) recent vintages reaching peak charge-off periods, (5) the aforementioned tightened underwriting standards implemented in the second quarter 2022 (and continued in subsequent quarters) that will slow the pace of growth in our receivables base, and (6) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of COVID-19 and the related economic impacts. While charge-offs associated with previously mentioned accounts enrolled in short-term payment deferrals will have a negative impact on our Combined principal net charge-off ratio, annualized through the second quarter of 2024, they are not expected to have a material impact on our consolidated statements of income as the majority of these accounts were already considered in our changes in fair value.  Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions. The potential impacts COVID-19 and related economic impacts, government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could lead to changes in these expectations.

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment. This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt as well as the addition of new funding facilities. In general, we have obtained lower cost financing with fixed interest rates, resulting in lower interest expense ratios. Recent increases in the federal funds borrowing rate have led to an increase in spreads for newly-originated debt and for that portion of debt which does not have fixed rates. As such, we have seen our Interest expense ratio, annualized increase throughout 2023 and we expect the interest expense ratio to increase when compared to prior quarters for the fourth quarter of 2023 and into 2024 as we replace existing financing arrangements with new ones.

Net interest margin ratio, annualized. Our Net interest margin ratio, annualized represents the difference between our Total managed yield ratio, annualized, our Combined principal net charge-off ratio, annualized and our Interest expense ratio, annualized. Recent declines in this ratio when compared to corresponding prior periods relate primarily to recent (and projected) increases in our principal net charge-offs as noted above. Given recent increases in delinquency rates, we expect this ratio to continue to fall for the fourth quarter of 2023 and into early 2024 relative to corresponding periods in 2022 and 2023, respectively.

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

Receivables purchased during period. Receivables purchased during period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our private label credit receivable purchases experienced overall growth largely based on the addition of new private label credit retail partners as well as growth within existing retail partnerships, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our issuing bank partners. We currently expect to see increases in receivable acquisitions associated with our retail partnerships when compared to the same period in prior years, although we expect the pace of acquisitions to slow. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our issuing bank partners and the availability of capital to fund new purchases. Nonetheless, we expect continued growth in the acquisition of these general purpose credit card receivables during the fourth quarter of 2023 and into 2024.

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

Collectively, as of September 30, 2023, we served more than 650 dealers through our Auto Finance segment in 32 states and two U.S. territories.

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

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2023			2022				2021
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Consumer loans, including past due fees	$10.1	$9.7	$9.2	$9.0	$9.1	$8.8	$8.3	$8.5
Other revenue	0.2	0.2	0.2	0.3	0.2	0.2	0.3	0.3
Finance charge-offs	—	—	—	—	—	—	—	—
Total managed yield	$10.3	$9.9	$9.4	$9.3	$9.3	$9.0	$8.6	$8.8

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

	At or for the Three Months Ended
	2023			2022				2021
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Gross charge-offs	$1.0	$0.8	$1.0	$1.2	$0.6	$0.4	$0.4	$0.4
Finance charge-offs (1)	—	—	—	—	—	—	—	—
Recoveries	(0.5)	(0.5)	(0.4)	(0.4)	(0.4)	(0.2)	(0.3)	(0.2)
Combined principal net charge-offs	$0.5	$0.3	$0.6	$0.8	$0.2	$0.2	$0.1	$0.2

(1)

Finance charge-offs are included as a component of our Provision for losses on loans, interest and fees receivable recorded at amortized cost value in the accompanying consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2023						2022								2021
	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables
Period-end managed receivables	$118,007		$115,055		$113,367		$105,267		$107,410		$104,563		$99,916		$94,580
30-59 days past due	$8,627	7.3%	$8,070	7.0%	$6,145	5.4%	$8,516	8.1%	$6,772	6.3%	$7,044	6.7%	$4,527	4.5%	$7,019	7.4%
60-89 days past due	$3,278	2.8%	$3,047	2.6%	$1,977	1.7%	$2,969	2.8%	$2,248	2.1%	$2,361	2.3%	$1,481	1.5%	$2,483	2.6%
90 or more days past due	$2,607	2.2%	$1,699	1.5%	$1,942	1.7%	$2,060	2.0%	$1,434	1.3%	$1,106	1.1%	$1,260	1.3%	$1,762	1.9%
Average managed receivables	$116,531		$114,211		$109,317		$106,339		$105,987		$102,240		$97,248		$93,977
Total managed yield ratio, annualized (1)	35.4%		34.7%		34.4%		35.0%		35.1%		35.2%		35.4%		37.5%
Combined principal net charge-off ratio, annualized (2)	1.7%		1.1%		2.2%		3.0%		0.8%		0.8%		0.4%		0.9%
Recovery ratio, annualized (3)	1.7%		1.8%		1.5%		1.5%		1.5%		0.8%		1.2%		0.9%

(1)	The total managed yield ratio, annualized is calculated using the annualized Total managed yield as the numerator and Period-end average managed receivables as the denominator.
(2)

The Combined principal net charge-off ratio, annualized is calculated using the annualized Combined principal net charge-offs as the numerator and Period-end average managed receivables as the denominator.

(3)	The Recovery ratio, annualized is calculated using annualized Recoveries as the numerator and Period-end average managed receivables as the denominator.

Managed receivables. We expect modest growth in the level of our managed receivables for the fourth quarter of 2023 and into 2024 when compared to the same periods in prior years as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. We continually evaluate bulk purchases of receivables and have experienced good growth in our receivables base throughout 2022 resulting from several bulk purchases; however, the timing and size of such purchases are difficult to predict.

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

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term significant refunding or refinancing needs (within the next 24 months) as of September 30, 2023 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring December 15, 2023) that is secured by certain receivables and restricted cash	$18.5
Unsecured term debt (expiring August 26, 2024)	17.4
Revolving credit facility (expiring October 30, 2024) that is secured by certain receivables and restricted cash	47.9
Revolving credit facility (expiring July 25, 2025) that is secured by certain receivables and restricted cash	28.9
Total	$112.7

Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as moderate in the current environment. We believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships, albeit at increased costs due to the aforementioned recent increases in the federal funds rate. Further details concerning the above debt facilities and other debt facilities we use to fund the acquisition of receivables are provided in Note 9, “Notes Payable,” to our consolidated financial statements included herein.

In November 2021, we issued $150.0 million aggregate principal amount of senior notes (included on our consolidated balance sheet as "Senior notes, net"). The senior notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The senior notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the senior notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The senior notes bear interest at the rate of 6.125% per annum. Interest on the senior notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The senior notes mature on November 30, 2026. We repurchased $1,108,000 of the outstanding principal amount of these senior notes for the nine months ended September 30, 2023.

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

On August 10, 2022, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) providing for the sale by the Company of up to an aggregate offering price of $100,000,000 of our (i) Series B Preferred Stock and (ii) senior notes, from time to time through a sales agent, in connection with the Company’s “at-the-market” offering program (the “ATM Program”). During the three and nine months ended September 30, 2023, we sold an aggregate of 300 and 53,727 shares, respectively, of our Series B Preferred Stock under the ATM Program. We received $0.0 million and $1.1 million in net proceeds from sales under the ATM Program during the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2023, we repurchased and contemporaneously retired 0 and 1,806 shares of Series B Preferred Stock at an aggregate cost of $0 and $29,000, respectively.

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

At September 30, 2023, we had $355.7 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the nine months ended September 30, 2023 and 2022 are as follows:

•

During the nine months ended September 30, 2023, we generated $326.7 million of cash flows from operations compared to our generating $245.6 million of cash flows from operations during the nine months ended September 30, 2022. The increase in cash provided by operating activities was principally related to an increase in finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables. Additionally, decreased year-over-year payments made to pay federal and state taxes resulted in higher operating cash flows.

•

During the nine months ended September 30, 2023, we used $461.0 million of cash in our investing activities, compared to use of $524.4 million of cash in investing activities during the nine months ended September 30, 2022. This decrease in cash used is primarily due to decreases in the level of net investments primarily in general purpose credit card receivables relative to the same period in 2022 resulting from tightened underwriting standards. While we continue to see increases in consumer spending behavior, the impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable are unknown.

•

During the nine months ended September 30, 2023, we generated $101.2 million of cash in financing activities, compared to our generating $158.9 million of cash in financing activities during the nine months ended September 30, 2022. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Additionally, we purchased and retired $14.4 million and $89.0 million of our common and preferred stock during the nine months ended September 30, 2023 and 2022, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the nine months ended September 30, 2023 and 2022, we received $415,800 and $293,500, respectively, of reimbursed costs from HBR associated with these leased employees.

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

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; monetary policy by the Federal Reserve; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; inflation; energy prices; the developing metaverse; the extent and duration of the COVID-19 pandemic and its impact on the Company, our bank partners, merchant network, financing sources, borrowers, loan demand, labor markets, supply chain, legal and regulatory matters, borrower payment patterns, information security and consumer privacy, capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for the products we support; changes in the credit quality and fair value of our credit card receivables, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare private label credit operations; account growth; the performance of investments that we have made; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; expansion by our Auto Finance segment within its current service area and into new markets; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our private label credit operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; our servicing income levels; gains and losses from investments in securities; experimentation with new products; the material weakness and remediation thereof described in Part I, Item 4 and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

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

Evaluation of disclosure controls and procedures

Management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in reports that it files or submits under the Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Remediation of Material Weakness

On August 7, 2023, the Company’s management, including the principal executive officer and principal financial officer, in consultation with the Company’s independent registered public accounting firm, BDO USA, P.C. (“BDO”), determined that it was necessary for the Company to amend its prior disclosure in regards to Item 9A Controls and Procedures in the Form 10-K filed by the Company on March 15, 2023 (the “Form 10-K”). As part of the preparation of the Company’s June 30, 2023 interim financial statements, the Company’s management determined that they did not implement effective review controls and retain sufficient documentary evidence to support the precision of review over the development of cash flow forecasts used in the calculation of the fair value estimate of loans, interest and fees receivable at fair value. Thus, these controls were not operating effectively. This deficiency represented a material weakness in the Company’s internal control over financial reporting at June 30, 2023, March 31, 2023 and December 31, 2022.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, Management’s Report on Internal Control Over Financial Reporting included in Item 9A of the Company’s Form 10-K and BDO’s opinion relating to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 included in the Form 10-K should no longer be relied upon. Additionally, the statements within the Evaluation of Disclosure Controls and Procedures included in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31 2023 (the "First Quarter Form 10-Q") are no longer effective due to the material weakness described above.  On November 8, 2023 the Company filed an amendment to the Form 10-K and an amendment to the First Quarter Form 10-Q to amend and restate its prior disclosures regarding internal control over financial reporting and related disclosures.

The material weakness described above did not result in a misstatement to the Company’s annual or interim consolidated financial statements.

The Company’s management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, with the oversight of the Audit Committee of the Board of Directors, evaluated the material weakness described above and designed a remediation plan to enhance the Company’s internal control environment. To remediate the material weakness, the Company’s management performed an evaluation of the relevant controls, and implemented procedures to enhance documentation, and retain incremental evidence that supports the effectiveness of controls related to the development and review of cash flow forecasts used in the calculation of the fair value estimate of loans, interest and fees receivable, at fair value. These enhanced procedures were implemented as of June 30, 2023, and have been monitored for effectiveness. Based on the successful monitoring of these enhanced procedures, the Company concluded that the material weakness identified above has been remediated as of the date of this report.

Changes in internal control over financial reporting

Other than changes related to the remediation of the material weakness described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $2,314.6 million at September 30, 2023, from $2,049.5 million at September 30, 2022. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for over 70% of our outstanding private label credit receivables as of September 30, 2023. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

Our business and operations may be negatively affected by rising prices and interest rates. Our financial performance and consumers’ ability to repay indebtedness may be affected by uncertain economic conditions, including inflation, government shutdowns and changing interest rates. Higher inflation increases the costs of goods and services, reduces consumer spending power and may negatively affect our ability to purchase receivables. In 2022, inflation reached a four-decade high.

The Federal Reserve has raised interest rates to combat inflation. Increased interest rates may adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of consumers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreased recoveries, all of which could have an adverse effect on our business.

Recently, prices for energy and food have been particularly volatile in light of Russia’s invasion of Ukraine and the resulting trade restrictions and sanctions imposed on Russia by the U.S. and other countries. These recent events have increased inflationary pressures.

The potential for government shutdowns due to Congress failure to enact an appropriations bill could have a negative impact on the nation's economy and adversely impact both our ability to purchase receivables due to lower economic spending levels and our ability to collect on existing receivables as consumers may have temporary or permanent delays in income.

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

The Series B Preferred Stock rank junior to our Series A Convertible Preferred Stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B Preferred Stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A Convertible Preferred Stock has been satisfied. The rights of holders of the Series B Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A Convertible Preferred Stock and any future series or class of preferred stock we may issue that ranks senior to the Series B Preferred Stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of September 30, 2023 we have outstanding 400,000 shares of Series A Convertible Preferred Stock and 3,256,561 shares of Series B Preferred Stock. We may issue up to 6,343,439 additional shares of preferred stock.

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

We may issue additional shares of the Series B Preferred Stock and additional series of preferred stock that rank on a parity with the Series B Preferred Stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B Preferred Stock and additional series of preferred stock that would rank on a parity with the Series B Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B Preferred Stock without any vote of the holders of the Series B Preferred Stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of September 30, 2023 we have outstanding 400,000 shares of Series A Convertible Preferred Stock and 3,256,561 shares of Series B Preferred Stock. We may issue up to 6,343,439 additional shares of preferred stock. The issuance of additional shares of Series B Preferred Stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B Preferred Stock if we do not have sufficient funds to pay dividends on all Series B Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
July 1 - July 31	1,467	$42.01	—	4,239,537
August 1 - August 31	—	$—	—	4,239,537
September 1 - September 30	284,439	$32.83	9,489	4,230,048
Total	285,906	$32.88	9,489	4,230,048

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 185,250 such shares returned to us during the three months ended September 30, 2023.
(2)	Because withholding stock repurchases related to stock option exercise prices are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of stock option exercise prices on exercised grants. There were 91,167 such shares returned to us during the three months ended September 30, 2023.
(3)	Pursuant to a share repurchase plan authorized by our Board of Directors on March 15, 2022, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2024.

The following table sets forth information with respect to our repurchases of Series B Preferred Stock during the three months ended September 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 - July 31	—	$—	—	498,194
August 1 - August 31	—	$—	—	498,194
September 1 - September 30	—	$—	—	498,194
Total	—	$—	—	498,194
(1)	On November 8, 2022, our Board of Directors authorized the Company to repurchase up to 500,000 shares of our Series B Preferred Stock through June 30, 2024.

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

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933. as amended).

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