Form 10-K
period 2023-12-31
Atlanticus Holdings Corp
filed 2024-03-04
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

of

ATLANTICUS HOLDINGS CORPORATION

a Georgia Corporation

IRS Employer Identification No. 58-2336689

SEC File Number 0-53717

Five Concourse Parkway, Suite 300

Atlanta, Georgia 30328

(770) 828-2000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the "Act"):

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, no par value per share	ATLC	NASDAQ Global Select Market
7.625% Series B Cumulative Perpetual Preferred Stock, no par value per share	ATLCP	NASDAQ Global Select Market
6.125% Senior Notes due 2026	ATLCL	NASDAQ Global Select Market
9.25% Senior Notes due 2029	ATLCZ	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Atlanticus’ common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by non-affiliates as of June 30, 2023, was $196.2 million. (For this purpose, directors, officers and 10% shareholders have been assumed to be affiliates.)

As of February 22, 2024, 14,613,415 shares of common stock, no par value, of Atlanticus were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Atlanticus' Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

Page
PART I

PART IV
Item 15.	Exhibits and Financial Statement Schedules	42
Item 16.	Form 10-K Summary	44

In this Report, except as the context suggests otherwise, the words "Company," "Atlanticus Holdings Corporation," "Atlanticus," "we," "our," "ours" and "us" refer to Atlanticus Holdings Corporation and its subsidiaries and predecessors. Atlanticus owns Aspire®, Emerge®, Fortiva®, Imagine®, Salute®, Tribute® and other trademarks and service marks in the United States ("U.S.") and the United Kingdom ("U.K.").

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission ("SEC") or otherwise make public. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; monetary policy by the Federal Reserve; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; inflation; energy prices; the developing metaverse; the extent and duration of the government's response to the COVID-19 pandemic and its impact on the Company, our bank partners, merchant network, financing sources, borrowers, loan demand, labor markets, supply chain, legal and regulatory matters, borrower payment patterns, information security and consumer privacy, capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for the products we support; changes in the credit quality and fair value of our credit card receivables, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation ("FDIC"), Federal Reserve Board, Federal Trade Commission ("FTC"), Consumer Financial Protection Bureau ("CFPB") and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare private label credit operations; account growth; the performance of investments that we have made, including in technology; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; expansion by our Auto Finance segment within its current service area and into new markets; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our private label credit operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; our servicing income levels; gains and losses from investments in securities; experimentation with new products; the material weakness and remediation thereof described in Part II, Item 9A and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under "Risk Factors" set forth in Part I, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

●	general economic and business conditions, including conditions affecting interest rates, tariffs, consumer income, creditworthiness, consumer confidence, spending and savings levels, employment levels, our revenue, and our defaults and charge-offs;
●	an increase or decrease in credit losses, or increased delinquencies, including increases due to a worsening of general economic conditions in the credit environment;
●	our reliance on proprietary and third-party technology;
●	security breaches involving our files and infrastructure could lead to unauthorized disclosure of confidential information or result in a temporary or permanent shutdown of our services;
●	the availability of adequate financing to support growth;
●	the extent to which federal, state, local and foreign governmental regulation of our various business lines and the products we service for others limits or prohibits the operation of our businesses;
●	current and future litigation and regulatory proceedings against us;
●	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
●	the adequacy of our allowances for credit losses and estimates of loan losses used within our risk management and analyses;
●	the possible impairment of assets;
●	our ability to manage costs in line with the expansion or contraction of our various business lines;
●	our relationship with (i) the merchants that participate in private label credit operations and (ii) the banks that issue credit cards and provide certain other credit products utilizing our technology platform and related services;
●	our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees;
●	any decline in the use of cards as a payment mechanism or other adverse developments with respect to the credit card industry in general;
●	increases or decreases in interest rates and uncertainty with respect to the interest rate environment;
●	theft and employee errors; and
●	impact of recent proposed guidance by the Biden administration and the Consumer Financial Protection Bureau regarding late fees.

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

Atlanticus is a financial technology company powering more inclusive financial solutions for everyday Americans. We leverage data, analytics, and innovative technology to unlock access to financial solutions for the millions of Americans who would otherwise be underserved. We are principally engaged in providing products and services to lenders in the U.S. and, in most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. In the private label credit channel, we partner with retailers, health care providers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, and home-improvements. From time to time, we also purchase receivables portfolios from third parties. Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including: (1) investments in additional financial assets associated with private label credit and general purpose credit card activities as well as the acquisition of interests in receivables portfolios; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses and (3) the repurchase or retirement of debt and equity securities. In this Report, "receivables" or "loans" typically refer to receivables we have purchased from our bank partners or from third parties. The types of revenues we earn from our investments in receivables portfolios and services primarily include fees and finance charges, and merchant fees or annual fees associated with the private label credit and general purpose credit card receivables.

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

Credit as a Service Segment

Currently, within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $39 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retail and healthcare, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by large language models and machine learning, enabling lenders to make fast, sound decision-making when it matters most.

Using our infrastructure and technology, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also, through our CaaS segment, we engage in testing and limited investment in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure. Additionally, we report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded and the carrying value of our investment in these companies is not material. One of these companies, Fintiv Inc., has sued Apple, Inc., Walmart, Inc., and PayPal Holdings, Inc. for patent infringement. Fintiv Inc. has approximately 150 patents related to secure money transfer on computer and mobile devices. The transaction volume in these areas has increased dramatically over the last five years. If Fintiv Inc. is successful in the patent litigation, there could be large exposure, including treble damages for these companies. The claimed losses sustained by this patent infringement are substantial and could be measured in the billions of dollars. We believe on a diluted basis that we will own over 10% of the company. Apple has vigorously contested the claims, and we expect it to continue doing so. In light of the uncertainty around these lawsuits, we will continue to carry these investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

The recurring cash flows we receive within our CaaS segment principally include those associated with (1) private label credit and general purpose credit card receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility. For information regarding our concentration with certain retail partners, See Note 11, "Commitments and Contingencies–Concentrations," to our consolidated financial statements included herein.

Our credit and other operations are heavily regulated, which may cause us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See "Consumer and Debtor Protection Laws and Regulations—CaaS Segment" in Part I, Item 1A, "Risk Factors."

Subject to possible disruptions caused by inflation, rising interest rates, and supply chain interruptions, we believe that our private label credit and general purpose credit card receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

Auto Finance Segment

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2023, our CAR operations served 650 dealers in 32 states and two U.S. territories. The core operations continue to perform well (achieving consistent profitability and generating positive cash flows and growth).

Fair Value Option

We account for certain loans receivable associated with our private label credit and general purpose credit card platform using fair value accounting. We believe the use of fair value for these receivables more closely approximates the true economics of these receivables, better matching the yields and corresponding charge-offs. We believe the fair value option also enables us to report generally accepted accounting principles in the U.S. (" GAAP") net income that provides increased transparency into our profitability and asset quality. We estimate the Fair Value Receivables using a discounted cash flow model, which considers various factors such as expected yields on consumer receivables, the timing of expected payments, customer default rates, estimated costs to service the portfolio, and valuations of comparable portfolios. As a result of this fair value adoption, our loans, interest and fees receivable are carried at fair value with changes in fair value recognized directly in earnings, and certain fee billings (such as annual membership fees and merchant fees) and origination costs associated with these receivables no longer being deferred. We reevaluate the fair value of our Fair Value Receivables at the end of each quarter. As discussed elsewhere in this Report we adopted ASU 2016-13 on January 1, 2022. This ASU requires the use of an impairment model (the current expected credit loss ("CECL") model) that is based on expected rather than incurred losses. The ASU also allows for a one-time fair value election for receivables. Upon adoption, we elected the fair value option for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously recorded at amortized cost and recorded an increase to our Allowances for credit losses for our remaining Loans at amortized cost associated with our Auto Finance Segment. See Note 2, "Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements" to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

Impact of the COVID-19 Pandemic on Atlanticus and our Markets

In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus. The reaction to the COVID-19 pandemic negatively impacted global supply chains and business operations. In addition, rising inflation in 2021 and 2022 resulted in increased costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise. Russia’s invasion of Ukraine and the ongoing regional conflict in the Middle East have intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the broader economy. The impacts of responses to the COVID-19 pandemic by both consumers and governments, rising energy costs, inflation, rising interest rates, and unresolved geopolitical tensions could significantly affect the economic outlook. The duration and severity of the effects of these impacts on our financial condition, results of operations and liquidity remain uncertain.

Borrowers impacted by COVID-19 requesting hardship assistance may have received temporary relief from payments or fee waivers. While these measures mitigated credit losses, related economic disruptions subsequently resulted in increased portfolio credit losses. The Biden administration ended the COVID-19 national and public health emergencies on May 11, 2023. The long term impact that the cessation of certain benefits provided under emergency relief programs will have on our consumers is uncertain although the remaining financial statement impact for those customers previously provided the aforementioned short-term payment deferrals and fee waivers is not material.

The Company remains committed to serving our bank partners, merchant partners, health care providers and consumers. For more information, refer to Part I, Item 1A "Risk Factors" and, in particular, "Other Risks of our Business – The reaction to COVID-19 has caused severe disruptions in the U.S. economy and may have a further adverse impacts on our performance, results of operations and access to capital" and "Other Risks of our Business – Our business and operations may be negatively affected by rising prices and interest rates."

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

Collection Strategy

CaaS Segment. The goal of the collections process is to collect as much of the account balance that is owed in the most customer-friendly and cost-effective manner possible. This collection process has continued to evolve over the course of more than 25 years of operating history, with the utilization of digital and mobile processes helping to both facilitate better communication with the consumer and aid in collections throughout the collection process.

We oversee and manage third-party collectors, who employ these digital and mobile processes along with the traditional cross-section of letters, emails and telephone calls to encourage payment. Collectors also sometimes offer flexibility with respect to the application of payments in order to encourage larger or prompter payments. For instance, in certain cases collectors may vary the general payment application priority (i.e., of applying payments first to finance charges, then to fees, and then to principal) by agreeing to apply payments first to principal and then to finance charges and fees or by agreeing to provide payments or credits of finance charges and principal to induce or in exchange for an appropriate payment. Application of payments in this manner also permits collectors to assess real time the degree to which payments over the life of an account have covered the principal credit extensions on that account. This allows collectors to readily identify the potential economic loss associated with the charge off of a particular receivable (i.e., the excess of principal purchases and cash advances funded over payments received throughout the life of the account). The selection of collection techniques, including, for example, the order in which payments are applied or the provision of payments or credits to induce or in exchange for a payment, impacts the statistical performance of the portfolios that we present under "Consolidated Results of Operations—CaaS Segment" within Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Collectors employ various and evolving tools when collecting on the receivables, and they routinely test and evaluate new tools in their effort toward improving collections with a greater degree of service and efficiency. These tools include programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. In some instances, collectors may agree to match the payment on a receivable, for example, with commensurate payments or reductions of finance charges or waivers of fees. In other situations, collectors may actually settle and adjust finance charges and fees on a receivable, for example, based on a commitment and follow through on a commitment to pay certain portions of the balances owed. Collectors may also decrease minimum payments owed under certain collection programs. Additionally, collectors employ re-aging techniques in compliance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, as discussed below. Moreover, collections are managed in accordance with the voluntary Consumer Credit Counseling Service ("CCCS") program by waiving a certain percentage of a receivable under certain circumstances. All of these programs are utilized based on the degree of economic success and customer service they achieve.

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

As in all aspects of risk management, the results of each of the above strategies is compared with other collection strategies and resources are devoted to those strategies that yield the best results. Results are measured based on, among other things, customer satisfaction, delinquency rates, expected losses and costs to collect. Existing strategies are then adjusted based on these results. We believe that routinely testing, measuring and adjusting collection strategies results in a better collection experience, lower bad debt losses and operating expenses.

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

The determination of whether an account is contractually past due is relevant to the delinquency and charge-off data provided under the "Consolidated Results of Operations—CaaS Segment" caption within Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Various factors are relevant in analyzing whether an account is contractually past due (e.g., whether an account has not satisfied its minimum payment due requirement), which is the trigger for moving receivables through various delinquency stages and ultimately to charge-off status. For private label credit and general purpose credit card accounts, a cardholder's account is considered to be delinquent if the cardholder has not made the required payment as of the payment due date.

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

We anticipate that further investments in large language models will enable us to refine our customer-centric approach to customer service and collections.

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

Auto Finance Segment. Accounts that CAR purchases from approved dealers initially are collected by the originating branch or service center location using a combination of traditional collection practices. The collection process includes contacting the customer by phone or mail, skip tracing and using starter interrupt devices to minimize delinquencies. Uncollectible accounts in our CAR operation generally are returned to the dealer under an agreement with the dealer to charge the balance on the account against reserve accounts established for each dealer. Autos are generally not repossessed in our CAR operation as a result of the agreements that we have with the dealers unless there are insufficient dealer reserves to offset the loss or if a dealer requests repossession.

Consumer and Debtor Protection Laws and Regulations

CaaS Segment. Our U.S. business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act"), the federal Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), the federal Truth In Lending Act ("TILA"), the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the Federal Trade Commission ("FTC") Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These laws, rules and regulations, among other things, impose disclosure requirements when consumer products are advertised, when an account is opened, when monthly billing statements are sent and when consumer obligations are collected. In addition, various statutes limit the liability of consumers for unauthorized use, prohibit discriminatory practices in consumer transactions, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Many of our issuing bank partners' products are designed for customers at the lower end of the credit score range. These products are priced to reflect the higher credit risk of these customers. Because of the inherently greater credit risks of these customers and the resulting higher interest and fees, we and our issuing bank partners may be subject to greater regulatory scrutiny. If regulators, including the FDIC (which regulates bank lenders), the CFPB and the FTC, object to the terms of these products, or to the marketing or collection practices used, we and our issuing bank partners could be required to modify or discontinue certain products or practices.

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

Competition

CaaS Segment. We face substantial competition from both financial service and financial technology companies, the intensity of which varies depending upon economic and liquidity cycles. Our financial performance is, in part, a function of the performance of our investments in receivables and the aggregate outstanding amount of such receivables. The private label credit and general purpose credit card finance activities of our issuing bank partners compete with facilitators and providers of legacy payment and consumer loan methods, such as credit and debit cards, including those provided by card issuing banks; technology solutions, including those provided by financial technology or payment companies; mobile wallets, such as Apple and PayPal; and pay-over-time solutions providers, including Block and Klarna. Many of these competitors are substantially larger than we are, have significantly greater financial resources than we do and have significantly lower costs of funds than we have.

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

Human Capital

As of December 31, 2023, we had 386 employees, all of whom are employed within the U.S. We also engage temporary employees and consultants as needed to support our operations. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good. Our management team members, on average, have over 15 years of tenure with the Company. This experience through macro-economic cycles guides our customer centric decision making.

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

Certain corporate governance materials, including our Board of Directors committee charters and our Code of Business Conduct and Ethics, are posted on our website under the heading "Investors" and then "Corporate Information—Governance Documents." From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC or the NASDAQ Stock Market, or as desirable to further the continued effective and efficient governance of our company.

ITEM 1A.	RISK FACTORS

An investment in our common stock, preferred stock or other securities involves a number of risks. You should carefully consider each of the risks described below, among others, before deciding to invest in our securities. If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market prices of our securities could decline and you may lose all or part of your investment.

The response to COVID-19 on global commercial activity and the corresponding volatility in financial markets is evolving. Initially, the global impact of the outbreak led to many federal, state and local governments instituting quarantines and restrictions on travel. More recently, there have been disruptions in global supply chains that have adversely impacted a number of industries, such as transportation, hospitality and entertainment. In addition, there have been significant inflation and labor shortages over the past year which could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown or recession. The rapid development and fluidity of this situation preclude any accurate prediction as to the ultimate impact of inflation, rising interest rates and other consequences to the reactions to COVID-19. The global response to COVID-19 presents material uncertainty and risk with respect to our performance and financial results. For additional information, see "—Other Risks to Our Business—The reaction to COVID-19 has caused severe disruptions in the U.S. economy and may have a further adverse impacts on our performance, results of operations and access to capital."

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

Economic slowdowns increase our credit losses. During periods of economic slowdown, recession or rapidly rising inflation rates, we generally experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession or rapidly rising inflation rates.

Because a significant portion of our reported income is based on management’s estimates of the future performance of receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income. Significant portions of our reported income (or losses) are based on management’s estimates of cash flows we expect to receive on receivables, particularly for such assets that we report based on fair value. The expected cash flows are based on management’s estimates of credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and cause fluctuations in our net income. For instance, higher than expected rates of delinquencies and losses could cause our net income to be lower than expected. Similarly, levels of loss and delinquency can result in our being required to repay lenders earlier than expected, thereby reducing funds available to us for future growth.

Internet consumers have unique risk profiles and we may not be able to evaluate their creditworthiness. Receivables owned by consumers and acquired over the internet present unique risk characteristics and exhibit higher rates of fraud. As a result, we may not be able to successfully evaluate the creditworthiness of these potential consumers. Therefore, we may encounter difficulties managing the expected delinquencies and losses.

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

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. Unfavorable economic and political conditions, including future recessions, political instability, geopolitical turmoil and foreign hostilities, energy disruptions, inflation, disease, pandemics and other serious health events, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

The reaction to COVID-19 adversely impacted global commercial activity and has contributed to significant volatility in financial markets. The pandemic has, in part, caused disruptions in global supply chains that have adversely impacted a number of industries, such as transportation, hospitality and entertainment. In addition, there have been significant inflation and labor shortages over the past two years. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation preclude any accurate prediction as to the ultimate adverse impact of the coronavirus response. Nevertheless, the pandemic presents material uncertainty and risk with respect to our performance and financial results.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $2,411.3 million at December 31, 2023, from $2,120.1 million at December 31, 2022. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for over 70% of our outstanding private label credit receivables as of December 31, 2023. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue  could decline significantly and our operating results and financial condition could be harmed.

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

The case law involving whether an originating lender, on the one hand, or a third party, on the other hand, is the "true lender" of a loan is still developing and courts have come to different conclusions and applied different analyses. The determination of whether a third-party service provider is the "true lender" is significant because third parties risk having the loans they service becoming subject to a consumer’s state usury limits. A number of federal courts that have opined on the "true lender" issue have looked to who is the lender identified on the borrower’s loan documents. A number of state courts and at least one federal district court have considered a number of other factors when analyzing whether the originating lender or a third party is the "true lender," including looking at the economics of the transaction to determine, among other things, who has the predominant economic interest in the loan being made. If we were re-characterized as a "true lender" with respect to the receivables originated by the bank that utilizes our technology platform and other services, such receivables could be deemed to be void and unenforceable in some states, the right to collect finance charges could be affected, and we could be subject to fines and penalties from state and federal regulatory agencies as well as claims by borrowers, including class actions by private plaintiffs. Even if we were not required to change our business practices to comply with applicable state laws and regulations or cease doing business in some states, we could be required to register or obtain lending licenses or other regulatory approvals that could impose a substantial cost on us. If the bank that originates loans utilizing our technology platform were subject to such a lawsuit, it may elect to terminate its relationship with us voluntarily or at the direction of its regulators, and if it lost the lawsuit, it could be forced to modify or terminate such relationship.

In addition to true lender challenges, a question regarding the applicability of state usury rates may arise when a loan is sold from a bank to a non-bank entity. In Madden v. Midland Funding, LLC, the U.S. Court of Appeals for the Second Circuit held that the federal preemption of state usury laws did not extend to the purchaser of a loan issued by a national bank. In its brief urging the U.S. Supreme Court to deny certiorari, the U.S. Solicitor General, joined by the Office of the Comptroller of the Currency ("OCC"), noted that the Second Circuit (Connecticut, New York and Vermont) analysis was incorrect. On remand, the U.S. District Court for the Southern District of New York concluded on February 27, 2017, that New York’s state usury law, not Delaware’s state usury law, was applicable and that the plaintiff’s claims under the FDCPA and state unfair and deceptive acts and practices could proceed. To that end, the court granted Madden’s motion for class certification. At this time, it is unknown whether Madden will be applied outside of the defaulted debt context in which it arose. The facts in Madden are not directly applicable to our business, as we do not engage in practices similar to those at issue in Madden. However, to the extent that the holding in Madden is broadened to cover circumstances applicable to our business, or if other litigation on related theories were brought against us or others and were successful, or we otherwise were found to be the "true lender," we could become subject to state usury limits and state licensing laws, in addition to the state consumer protection laws to which we are already subject, in a greater number of states, loans in such states could be deemed void and unenforceable, and we could be subject to substantial penalties in connection with such loans.

In response to the uncertainty Madden created as to the validity of interest rates of bank-originated loans sold in the secondary market, in May 2020 and June 2020, the OCC and the FDIC, respectively, issued final rules that reaffirmed the "valid when made" doctrine and clarified that when a bank sells, assigns, or otherwise transfers a loan, the interest rates permissible prior to the transfer continue to be permissible following the transfer. In the summer of 2020, a number of state attorneys general filed suits against the OCC and the FDIC, challenging these "valid when made" rules. In February 2022, the U.S. District Court for the Northern District of California entered two orders granting summary judgement in favor of the OCC and the FDIC. The court held that the bank regulators had the power to issue the rules reaffirming the "valid when made" doctrine. Although the practical consequences of Madden have diminished since the initial ruling, uncertainty remains in this area of law.

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

The FDIC has issued guidance affecting the bank that utilizes our technology platform to market general purpose credit cards and certain other credit products and these or subsequent new rules and regulations could have a significant impact on such credit products. The bank that utilizes our technology platform and other services to market general purpose credit cards and certain other credit products is supervised and examined by both the state that charters it and the FDIC. If the FDIC or a state supervisory body considers any aspect of the products originated utilizing our technology platform to be inconsistent with its guidance, the bank may be required to alter or terminate some or all of these products.

In June 2023, the FDIC, the Board of Governors of the Federal Reserve System, and the Office of the Comptroller of the Currency issued final guidance on managing risks associated with third-party relationships. The guidance sets forth considerations and a framework with respect to the management of risks arising from third-party relationships and replaces the federal banking agencies' existing guidance on the topic. The guidance broadly applies to business arrangements between a banking organization and a third party, including relationships with fintech entities and bank/fintech sponsorship arrangements.

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

Other Risks of Our Business

We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our business, results of operations, financial condition, and future prospects.

We operate in a highly competitive and dynamic industry. We face competition from a variety of players, including those who enable transactions and commerce via digital payments and consumer loans. Our primary competition consists of facilitators and providers of legacy payment and consumer loan methods, such as credit and debit cards, including those provided by card issuing banks; technology solutions, including those provided by financial technology or payment companies; mobile wallets, such as Apple and PayPal; and pay-over-time solutions providers, including Block and Klarna. Consumer lending is a broad and competitive market, and we compete to varying degrees with various platform providers or sources of consumer credit. This can include banks, non-bank lenders, including retail-based lenders, and other financial technology companies.

Some of our competitors, particularly credit issuing banks, are substantially larger than we are and have longer operating histories than we do, which gives those competitors advantages we do not have, such as more diversified products, a broader consumer and merchant base, greater brand recognition and brand loyalty, the ability to reach more consumers, the ability to cross sell their products, operational efficiencies, the ability to cross-subsidize their offerings through their other business lines, more versatile technology platforms, broad-based local distribution capabilities, and lower-cost funding. In addition, because many of our competitors are large financial institutions that fund themselves through low-cost insured deposits and continue to own the loans that they originate, they have certain revenue and funding opportunities not available to us. Furthermore, our current or potential competitors may be better at developing new products due to their large and experienced data science and engineering teams, who are able to respond more quickly to new technologies.

Additionally, merchants are increasingly offering other credit and payment options to customers. We expect competition to intensify in the future, both as emerging technologies continue to enter the marketplace and as large financial incumbents increasingly seek to innovate the services that they offer to compete with us. Technological advances and the continued growth of e-commerce activities have increased consumers’ accessibility to products and services and led to the expansion of competition in digital payment and consumer loan options such as pay-over-time solutions.

We face competition in areas such as compliance capabilities, commercial financing terms and costs of capital, interest rates and fees (and other financing terms) available to consumers from our bank partners, approval rates, model efficiency, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, borrower experience, brand and reputation. Furthermore, our existing and potential competitors may decide to modify their pricing and business models to compete more directly with us. Our ability to compete will also be affected by our ability to provide our bank partners with a commensurate or more extensive suite of products than those offered by our competitors. In addition, current or potential competitors, including financial technology lending platforms and existing or potential bank partners, may also acquire or form strategic alliances with one another, which could result in our competitors being able to offer more competitive loan terms due to their access to lower-cost capital. Such acquisitions or strategic alliances among our competitors or potential competitors could also make our competitors more adaptable to a rapidly evolving regulatory environment. To stay competitive, we may need to increase our regulatory compliance expenditures or our ability to compete may be adversely affected.

Our industry is driven by constant innovation. We utilize machine learning, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer.

Research, data accumulation and development by other companies may result in AI models that are superior to our AI models or result in products superior to those we develop. Further, technologies, products or services we develop may not be preferred to any existing or newly-developed technologies, products or services. If we are unable to compete with such companies or fail to meet the need for innovation in our industry, the use of our platform could stagnate or substantially decline, or our products could fail to maintain or achieve more widespread market acceptance, which would materially and adversely affect our business, results of operations, financial condition, and future prospects.

The reaction to COVID-19 has caused severe disruptions in the U.S. economy and may have a further adverse impacts on our performance, results of operations and access to capital. In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus ("COVID-19"). Measures initially taken across the U.S. and worldwide to mitigate the spread of the virus significantly impacted the macroeconomic environment, including consumer confidence, unemployment and other economic indicators that contribute to consumer spending behavior and demand for credit. More recently, policy responses to the COVID-19 pandemic have, in part, caused, supply chain disruptions, significant inflation, labor shortages and in turn, rising interest rates. Our results of operations are impacted by the relative strength of the overall economy. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which, in turn, impacts consumer spending levels and the willingness of consumers to finance purchases. Furthermore, to the extent that supply chain disruptions result in deferred purchases, there will be a corresponding decrease in our receivable purchases.

The COVID-19 pandemic also resulted in us modifying certain business practices, such as transitioning to a distributed work model. We may take further actions as required by government authorities or as we determine to be in the best interests of our employees and consumers.

For additional discussion of the impact of COVID-19 on our business, see additional risk factors included in this Part I, Item 1A, as well as Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Our business and operations may be negatively affected by rising prices and interest rates. Our financial performance and consumers’ ability to repay indebtedness may be affected by uncertain economic conditions, including inflation, government shutdowns and changing interest rates. Higher inflation increases the costs of goods and services, reduces consumer spending power and may negatively affect our ability to purchase receivables. In 2022, inflation in reached a four-decade high and continues to adversely impact the economy.

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

The potential for government shutdowns due to Congress' failure to enact an appropriations bill could have a negative impact on the nation's economy and adversely impact both our ability to purchase receivables due to lower economic spending levels and our ability to collect on existing receivables as consumers may have temporary or permanent delays in income.

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

The California Consumer Privacy Act (the "CCPA") became effective on January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers with expanded protections and control over the collection, maintenance, use and sharing of personal information. The CCPA continues to be subject to new regulations and legislative amendments. Although we have implemented a compliance program designed to address obligations under the CCPA, it remains unclear what future modifications will be made or how the CCPA will be interpreted in the future. The CCPA provides for civil penalties for violations and a private right of action for data breaches.

In addition, in November 2020, California voters approved the California Privacy Rights Act of 2020 (the "CPRA") ballot initiative, which became effective on January 1, 2023. The CPRA established the California Privacy Protection Agency to implement and enforce the CCPA and CPRA. We anticipate that the CPRA and certain regulations promulgated by the California Privacy Protection Agency will apply to our business and we will work to ensure compliance with such laws and regulations by their effective dates.

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

We elected the fair value option for newly originated assets, effective as of January 1, 2020, and for all remaining assets associated with our private label credit and general purpose credit card platform as of January 1, 2022. We use estimates in determining the fair value of our loans. If our estimates prove incorrect, we may be required to write down the value of these assets, adversely affecting our results of operations. Our ability to measure and report our financial position and results of operations is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the issuance of the financial statements. Further, most of these estimates are determined using Level 3 inputs for which changes could significantly impact our fair value measurements. A variety of factors including, but not limited to, estimated yields on consumer receivables, customer default rates, the timing of expected payments, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, but these processes may not ensure that our judgments and assumptions are accurate.

Our allowances for credit losses is determined based upon both objective and subjective factors and may not be adequate to absorb credit losses. We face the risk that customers will fail to repay their loans in full. Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish allowances for credit losses as an estimate of the expected credit losses inherent within those loans, interest and fees receivable that we do not report at fair value. We determine the necessary allowances for credit losses by analyzing some or all of the following attributes unique to each type of receivable pool: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. Actual losses are difficult to forecast, especially if such losses are due to factors beyond our historical experience or control. As a result, our allowances for credit losses may not be adequate to absorb all credit losses or prevent a material adverse effect on our business, financial condition and results of operations. Losses are the largest cost as a percentage of revenues across all of our products. Fraud and customers not being able to repay their loans are both significant drivers of loss rates. If we experienced rising credit or fraud losses this would significantly reduce our earnings and profit margins and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Risks Relating to an Investment in Our Securities

The prices of our securities may fluctuate significantly, and this may make it difficult for you to resell our securities when you want or at prices you find attractive. The prices of our securities on the NASDAQ Global Select Market constantly change. We expect that the market prices of our securities will continue to fluctuate. The market prices of our securities may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;
•	changes in expectations as to our future financial performance, including financial estimates and projections by Atlanticus, securities analysts and investors;
•	the overall financing environment, which is critical to our value;
•	changes in interest rates;
•	inflation and supply chain disruptions;
•	the operating and stock performance of our competitors;
•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;
•	changes in generally accepted accounting principles in the U.S. ("GAAP"), laws, regulations or the interpretations thereof that affect our various business activities and segments;
•	general domestic or international economic, market and political conditions;
•	changes in ownership by executive officers, directors and parties related to them who control a majority of our common stock;
•	additions or departures of key personnel;
•	the annual yield from distributions on the Series B Preferred Stock or interest on the Senior Notes, net, as compared to yields on other financial instruments; and
•	global pandemics (such as the COVID-19 pandemic).

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

Further, on January 1, 2024, the holders of the Series A Convertible Preferred Stock will have the right to require us to purchase outstanding shares of Series A Convertible Preferred Stock for an amount equal to $100 per share plus any accrued but unpaid dividends. This redemption right could expose us to a liquidity risk if we do not have sufficient cash resources at hand or are not able to find financing on sufficiently attractive terms to comply with our obligations to repurchase the Series A Convertible Preferred Stock upon exercise of such redemption right.

In June and July 2021, we issued 3,188,533 shares of Series B Preferred Stock, for net proceeds of approximately $76.5 million after deducting underwriting discounts and commissions, but before deducting expenses and the structuring fee. Additionally, the Company has in the past, and may in the future, issue additional shares of Series B Preferred Stock pursuant our "at-the-market" offering program. The rights of the holders of our Series B Preferred Stock with respect to dividends, distributions and payments upon liquidation rank junior to similar obligations to our holders of Series A Convertible Preferred Stock and senior to similar obligations to our holders of common stock. Holders of the Series B Preferred Stock are entitled to receive dividends on each share of such stock equal to 7.625% per annum on the liquidation preference of $25.00 per share. The dividends on the Series B Preferred Stock are cumulative and non-compounding and must be paid before we pay any dividends on the common stock.

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

We have the ability to issue additional preferred stock, warrants, convertible debt and other securities without shareholder approval. Our common stock may be subordinate to additional classes of preferred stock issued in the future in the payment of dividends and other distributions made with respect to common stock, including distributions upon liquidation or dissolution. Our Amended and Restated Articles of Incorporation (the "Articles of Incorporation") permit our board of directors to issue preferred stock without first obtaining shareholder approval, which we did in December 2019 when we issued the Series A Convertible Preferred Stock and in June and July 2021 when we issued the Series B Preferred Stock. Additionally, the Company has in the past, and may in the future, issue additional shares of Series B Preferred Stock pursuant our "at-the-market" offering program. If we issue additional classes of preferred stock, these additional securities may have dividend or liquidation preferences senior to the common stock. If we issue additional classes of convertible preferred stock, a subsequent conversion may dilute the current common shareholders’ interest. We have similar abilities to issue convertible debt, warrants and other equity securities.

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

The Series B Preferred Stock rank junior to our Series A Convertible Preferred Stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B Preferred Stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A Convertible Preferred Stock has been satisfied. The rights of holders of the Series B Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A Convertible Preferred Stock and any future series or class of preferred stock we may issue that ranks senior to the Series B Preferred Stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of December 31, 2023 we have outstanding 400,000 shares of Series A Convertible Preferred Stock and 3,256,561 shares of Series B Preferred Stock. As of December 31, 2023, we could issue up to 6,343,439 additional shares of preferred stock.

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

We may issue additional shares of the Series B Preferred Stock and additional series of preferred stock that rank on a parity with the Series B Preferred Stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B Preferred Stock and additional series of preferred stock that would rank on a parity with the Series B Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B Preferred Stock without any vote of the holders of the Series B Preferred Stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of December 31, 2023 we have outstanding 400,000 shares of Series A Convertible Preferred Stock and 3,256,561 shares of Series B Preferred Stock. As of December 31, 2023, we could issue up to 6,343,439 additional shares of preferred stock. The issuance of additional shares of Series B Preferred Stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B Preferred Stock if we do not have sufficient funds to pay dividends on all Series B Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.

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

Holders of Series B Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to "qualified dividend income." Distributions paid to corporate U.S. holders on the Series B Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders on the Series B Preferred Stock may be subject to tax at the preferential tax rates applicable to "qualified dividend income," if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Although we presently have accumulated earnings and profits, we may not have sufficient current or accumulated earnings and profits during future fiscal years for the distributions on the Series B Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If any distributions on the Series B Preferred Stock with respect to any fiscal year fail to be treated as dividends for U.S. federal income tax purposes, corporate U.S. holders would be unable to use the dividends-received deduction and non-corporate U.S. holders may not be eligible for the preferential tax rates applicable to "qualified dividend income" and generally would be required to reduce their tax basis in the Series B Preferred Stock by the extent to which the distribution is not treated as a dividend.

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

The indenture governing the 6.125% Senior Notes due 2026 (the "Senior Notes") and the 9.25% Senior Notes due 2029 (the "2029 Senior Notes") does not prohibit us from incurring additional indebtedness. If we incur any additional indebtedness that ranks equally with the Senior Notes and 2029 Senior Notes, the holders of that debt will be entitled to share ratably with holders of the Senior Notes and 2029 Senior Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization or dissolution. This may have the effect of reducing the amount of proceeds paid to holders of Senior Notes and 2029 Senior Notes. Incurrence of additional debt would also further reduce the cash available to invest in operations, as a result of increased debt service obligations. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our level of indebtedness could have important consequences to holders of the Senior Notes and 2029 Senior Notes, because:

●	it could affect our ability to satisfy our financial obligations, including those relating to the Senior Notes and 2029 Senior Notes;
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

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on the Senior Notes and 2029 Senior Notes, we could be in default on the Senior Notes and 2029 Senior Notes, and this default could cause us to be in default on other indebtedness, to the extent outstanding. Conversely, a default under any other indebtedness, if not waived, could result in acceleration of the debt outstanding under the related agreement and entitle the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. In addition, such default or acceleration may result in an event of default and acceleration of other indebtedness, entitling the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. If a judgment is obtained by any such holders, such holders could seek to collect on such judgment from the assets of Atlanticus. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

However, no event of default under the Senior Notes and 2029 Senior Notes would result from a default or acceleration of, or suit, other exercise of remedies or collection proceeding by holders of, our other outstanding debt, if any. As a result, all or substantially all of our assets may be used to satisfy claims of holders of our other outstanding debt, if any, without the holders of the Senior Notes and 2029 Senior Notes having any rights to such assets.

The Senior Notes and 2029 Senior Notes are unsecured and therefore are effectively subordinated to any secured indebtedness that we currently have or that we may incur in the future. The Senior Notes and 2029 Senior Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Senior Notes and 2029 Senior Notes are effectively subordinated to any secured indebtedness that we or our subsidiaries have currently outstanding or may incur in the future to the extent of the value of the assets securing such indebtedness. The indenture governing the Senior Notes and 2029 Senior Notes does not prohibit us or our subsidiaries from incurring additional secured (or unsecured) indebtedness in the future. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness and may consequently receive payment from these assets before they may be used to pay other creditors, including the holders of the Senior Notes and 2029 Senior Notes.

The Senior Notes and 2029 Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries. The Senior Notes and 2029 Senior Notes are obligations exclusively of Atlanticus and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Senior Notes and 2029 Senior Notes, and the Senior Notes and 2029 Senior Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including trade creditors) of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Senior Notes and 2029 Senior Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Senior Notes and 2029 Senior Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. The indenture governing the Senior Notes and 2029 Senior Notes does not prohibit us or our subsidiaries from incurring additional indebtedness in the future or granting liens on our assets or the assets of our subsidiaries to secure any such additional indebtedness. In addition, future debt and security agreements entered into by our subsidiaries may contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral.

The indenture governing the Senior Notes and 2029 Senior Notes contains limited protection for holders of the Senior Notes and 2029 Senior Notes. The indenture under which the Senior Notes and 2029 Senior Notes were issued offers limited protection to holders of the Senior Notes and 2029 Senior Notes. The terms of the indenture and the Senior Notes and 2029 Senior Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on the Senior Notes and 2029 Senior Notes. In particular, the terms of the indenture and the Senior Notes and 2029 Senior Notes does not place any restrictions on our or our subsidiaries’ ability to:

●

issue debt securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Senior Notes and 2029 Senior Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Senior Notes and 2029 Senior Notes to the extent of the value of the assets securing such indebtedness or other obligations, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would be structurally senior to the Senior Notes and 2029 Senior Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Senior Notes and 2029 Senior Notes with respect to the assets of our subsidiaries;

●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities subordinated in right of payment to the Senior Notes and 2029 Senior Notes;
●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
●	enter into transactions with affiliates;
●	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
●	make investments; or
●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not include any protection against certain events, such as a change of control, a leveraged recapitalization or "going private" transaction (which may result in a significant increase of our indebtedness levels), restructuring or similar transactions. Furthermore, the terms of the indenture and the Senior Notes and 2029 Senior Notes does not protect holders of the Senior Notes and 2029 Senior Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity. Also, an event of default or acceleration under our other indebtedness would not necessarily result in an "event of default" under the Senior Notes and 2029 Senior Notes.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the indenture may have important consequences for holders of the Senior Notes and 2029 Senior Notes, including making it more difficult for us to satisfy our obligations with respect to the Senior Notes and 2029 Senior Notes or negatively affecting the trading value of the Senior Notes and 2029 Senior Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Senior Notes and 2029 Senior Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Senior Notes and 2029 Senior Notes.

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

We may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on, and principal of, our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We may not be able to refinance any of our indebtedness or obtain additional financing. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those sales, or if we do, at an opportune time, the proceeds that we realize may not be adequate to meet debt service obligations when due. Repayment of our indebtedness, to a certain degree, is also dependent on the generation of cash flows by our subsidiaries (none of which are guarantors of the Senior Notes and 2029 Senior Notes) and their ability to make such cash available to us, by dividend, loan, debt repayment, or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions or other payments to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable U.S. and foreign legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our indebtedness.

An increase in market interest rates could result in a decrease in the value of the Senior Notes and 2029 Senior Notes. In general, as market interest rates rise, notes bearing interest at a fixed rate decline in value. Consequently, if market interest rates increase, the market value of the Senior Notes and 2029 Senior Notes may decline.

We may issue additional notes. Under the terms of the indenture governing the Senior Notes and 2029 Senior Notes, we may from time to time without notice to, or the consent of, the holders of the Senior Notes and 2029 Senior Notes, create and issue additional notes which may rank equally with the Senior Notes and 2029 Senior Notes. If any such additional notes are not fungible with the Senior Notes and 2029 Senior Notes initially offered hereby for U.S. federal income tax purposes, such additional notes will have one or more separate CUSIP numbers.

The ratings for the Senior Notes and 2029 Senior Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold the Senior Notes and 2029 Senior Notes. Ratings do not reflect market prices or suitability of a security for a particular investor and the ratings of the Senior Notes and 2029 Senior Notes may not reflect all risks related to us and our business, or the structure or market value of the Senior Notes and 2029 Senior Notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Senior Notes and 2029 Senior Notes.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY RISK MANAGEMENT STRAGEY

We have developed and implemented cybersecurity risk management processes intended to protect the confidentiality, integrity and availability of our critical systems and information.

While everyone at our company plays a part in managing cybersecurity risks, primary cybersecurity oversight responsibility is shared by our Board of Directors, the audit committee of the Board of Directors ("Audit Committee") and senior management. Our cybersecurity risk management program is integrated into our overall enterprise risk management program.

Our cybersecurity risk management program includes:

●	physical, technological and administrative controls intended to support our cybersecurity and data governance framework, including controls designed to protect the confidentiality, integrity and availability of our key information systems and customer, employee, bank partner and other third-party information stored on those systems, such as access controls, encryption, data handling requirements and other cybersecurity safeguards, and internal policies that govern our cybersecurity risk management and data protection practices;
●	a defined procedure for timely incident detection, containment, response and remediation, including a written security incident response plan that includes procedures for responding to cybersecurity incidents;
●	cybersecurity risk assessment processes designed to help identify material cybersecurity risks to our critical systems, information, products, services and broader enterprise Information Technology ("IT") environment;
●	a security team responsible for managing our cybersecurity risk assessment processes and security controls;
●	the use of external consultants or other third-party experts and service providers, where considered appropriate, to assess, test or otherwise assist with aspects of our cybersecurity controls;
●	annual cybersecurity and privacy training of employees, including incident response personnel and senior management, and specialized training for certain teams depending on their role and/or access to certain types of information, such as consumer information; and
●	a third-party risk management process that includes internal vetting of certain third-party vendors and service providers with whom we may share data.

Over the past fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our business strategy, results of operations or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, refer to Part I, Item 1A "Risk Factors."

Cybersecurity Governance

With oversight from our Board of Directors, the Audit Committee is primarily responsible for assisting our Board of Directors in fulfilling its ultimate oversight responsibilities relating to risk assessment and management, including relating to cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including processes and policies for determining risk tolerance, and reviews management’s strategies for adequately mitigating and managing identified risks, including risks relating to cybersecurity threats.

The Audit Committee receives updates from our Chief Information Officer on our cybersecurity risks on a periodic basis or more frequently if needed, and reviews metrics about cyber threat response preparedness, program maturity milestones, risk mitigation status, third party service providers and the current and emerging threat landscape. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity threats or incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to our Board of Directors regarding its activities, including those related to key cybersecurity risks, mitigation strategies and ongoing developments, on a periodic basis or more frequently as needed. The Board of Directors also receives updates from our Chief Information Officer on our cyber risk management program and other matters relating to our data privacy and cybersecurity approach, including risk mitigations to bolster and enhance our data protection and data governance framework. Members of our Board of Directors receive presentations that include cybersecurity topics and the management of key cybersecurity risks from our Chief Information Officer as part of the continuing education of our Board of Directors on topics that impact public companies.

Our management team, including our Chief Information Officer, is responsible for assessing and managing our material risks from cybersecurity threats and for our overall cybersecurity risk management program on a day-to-day basis, and supervises both our internal cybersecurity personnel and the relationship with our retained external cybersecurity consultants. Our Chief Information Officer’s experience includes years of working in the cybersecurity field in various industries, including the financial services industry.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol "ATLC." As of February 22, 2024, there were 42 record holders of our common stock, which does not include persons whose stock is held in nominee or "street name" accounts through brokers, banks and intermediaries.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
October 1 - October 31	63,764	$29.34	63,764	4,166,284
November 1 - November 30	47,685	$30.17	22,089	4,144,195
December 1 - December 31	—	$—	—	4,144,195
Total	111,449	$29.70	85,853	4,144,195

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 20,434 such shares returned to us during the three months ended December 31, 2023.
(2)	Because withholding stock repurchases related to stock option exercise prices are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of stock option exercise prices on exercised grants. There were 5,162 such shares returned to us during the three months ended December 31, 2023.
(3)	Pursuant to a share repurchase plan authorized by our Board of Directors on March 15, 2022, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2024.

The following table sets forth information with respect to our repurchases of Series B Preferred Stock during the three months ended December 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 - October 31	—	$—	—	498,194
November 1 - November 30	—	$—	—	498,194
December 1 - December 31	—	$—	—	498,194
Total	—	$—	—	498,194

(1)	On November 8, 2022, our Board of Directors authorized the Company to repurchase up to 500,000 shares of our Series B Preferred Stock through June 30, 2024.

We will continue to evaluate our common stock price and Series B Preferred Stock prices relative to other investment opportunities and, to the extent we believe that the repurchase of our common stock or Series B Preferred Stock represents an appropriate return of capital, we will repurchase shares of our common stock or Series B Preferred Stock.

Dividends

We have no current plans to pay dividends to holders of our common stock. As we continue to pursue our growth strategy, we will assess our cash flow, the long-term capital needs of our business and other uses of cash. Payment of any cash dividends in the future will depend upon, among other things, our results of operations, financial condition, cash requirements and contractual restrictions. Furthermore, dividends on our Series A Preferred Stock and Series B Preferred Stock are payable in preference to any common stock dividends. We pay cumulative cash dividends on the Series B Preferred Stock, when and as declared by our Board of Directors, in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation preference per share. For additional information, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources."

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein, where certain terms have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We base these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks, including the factors discussed in "Risk Factors" in Item 1A and elsewhere in this Report, that our actual experience will differ materially from these expectations. For more information, see "Cautionary Notice Regarding Forward-Looking Statements" at the beginning of this Report.

In this Report, except as the context suggests otherwise, the words "Company," "Atlanticus Holdings Corporation," "Atlanticus," "we," "our," "ours," and "us" refer to Atlanticus Holdings Corporation and its subsidiaries and predecessors.

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

Currently, within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $39 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retail and healthcare, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by large language models and machine learning, enabling lenders to make fast, sound decisions when it matters most.

We are principally engaged in providing products and services to lenders in the U.S. and, in most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. From time to time, we also purchase receivables portfolios from third parties. In this Report, "receivables" or "loans" typically refer to receivables we have purchased from our bank partners or from third parties.

Using our infrastructure and technology, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also, through our CaaS segment, we engage in testing and limited investment in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure. Additionally, we report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded and the carrying value of our investment in these companies is not material. One of these companies, Fintiv Inc., has sued Apple, Inc., Walmart, Inc., and PayPal Holdings, Inc. for patent infringement. Fintiv Inc. has approximately 150 patents related to secure money transfer on computer and mobile devices. The transaction volume in these areas has increased dramatically over the last five years. If Fintiv Inc. is successful in the patent litigation, there could be large exposure, including treble damages for these companies. The claimed losses sustained by this patent infringement are substantial and could be measured in the billions of dollars. We believe on a diluted basis that we will own over 10% of the company. Apple has vigorously contested the claims, and we expect it to continue doing so. In light of the uncertainty around these lawsuits, we will continue to carry these investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

The recurring cash flows we receive within our CaaS segment principally include those associated with (1) private label credit and general purpose credit card receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.

Our credit and other operations are heavily regulated, which may cause us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See "Consumer and Debtor Protection Laws and Regulations—CaaS Segment" in Item 1 and Item 1A, "Risk Factors" contained in this Report.

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

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2023, our CAR operations served 650 dealers in 32 states and two U.S. territories. The core operations continue to perform well (achieving consistent profitability and generating positive cash flows and growth).

Fair Value Election

We adopted ASU 2016-13 beginning January 1, 2022. This ASU requires the use of an impairment model that is based on expected rather than incurred losses. The ASU also allows for a one-time fair value election for receivables. Upon adoption, we elected the fair value option for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost and recorded an increase to our Allowances for credit losses for our remaining Loans at amortized cost associated with our Auto Finance segment. We believe the use of fair value for these receivables more closely approximates the true economics of these receivables, better matching the yields and corresponding charge-offs. We believe the fair value option also enables us to report GAAP net income that provides increased transparency into our profitability and asset quality. See Note 2, "Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements" to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

Impact of COVID-19 on Atlanticus and our Markets

In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus. The response to the COVID-19 pandemic has negatively impacted global supply chains and business operations. In addition, rising inflation in 2021 and 2022 resulted in increased costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise. Russia’s invasion of Ukraine and the ongoing regional conflict in the Middle East have intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the broader economy. The impacts of responses to the COVID-19 pandemic by both consumers and governments, rising energy costs, inflation, rising interest rates, and unresolved geopolitical tensions could significantly affect the economic outlook. The duration and severity of the effects of these impacts on our financial condition, results of operations and liquidity remain uncertain.

Borrowers impacted by COVID-19 requesting hardship assistance may have received temporary relief from payments or fee waivers. While these measures mitigated credit losses, related economic disruptions subsequently resulted in increased portfolio credit losses. The Biden administration ended the COVID-19 national and public health emergencies on May 11, 2023. The long term impact that the cessation of certain benefits provided under emergency relief programs will have on our consumers is uncertain although the remaining financial statement impact for those customers previously provided the aforementioned short-term payment deferrals and fee waivers is not material.

For more information, refer to Part I, Item 1A "Risk Factors" and, in particular, "Other Risks of our Business – The reaction to COVID-19 has caused severe disruptions in the U.S. economy and may have a further adverse impacts on our performance, results of operations and access to capital." and "Other Risks of our Business – Our business and operations may be negatively affected by rising prices and interest rates."

CONSOLIDATED RESULTS OF OPERATIONS

	For the Year Ended December 31,		Increases (Decreases)
(In Thousands)	2023	2022	from 2022 to 2023
Total operating revenue	$1,155,246	$1,046,104	$109,142
Other non-operating revenue	630	809	(179)
Interest expense	(109,342)	(81,851)	(27,491)
Provision for credit losses	(2,152)	(1,252)	(900)
Changes in fair value of loans at fair value	(689,577)	(577,069)	(112,508)
Net margin	354,805	386,741	(31,936)
Operating expenses:
Salaries and benefits	43,906	43,063	843
Card and loan servicing	100,620	95,428	5,192
Marketing and solicitation	52,421	62,403	(9,982)
Depreciation	2,560	2,175	385
Other	26,740	34,400	(7,660)
Total operating expenses:	226,247	237,469	(11,222)

Net income	101,954	134,612	(32,658)
Net loss attributable to noncontrolling interests	891	985	(94)
Net income attributable to controlling interests	102,845	135,597	(32,752)
Net income attributable to controlling interests to common shareholders	77,647	110,521	(32,874)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased to $2,411.3 million as of December 31, 2023 from $2,120.1 million as of December 31, 2022. We experienced higher period over period growth in our general purpose credit card acquisitions for both the fourth quarter and for the year ended December 31, 2023 than in our acquisition of private label credit receivables. This increase is primarily due to consistent quarterly growth in new customers serviced throughout 2023 compared to seasonally driven growth with our private label credit receivables. Growth within our private label credit receivables for both the fourth quarter and for the year ended December 31, 2023 was largely due to growth associated with our largest existing retail partners. The relative mix of receivable acquisitions can lead to some variation in our corresponding revenue as general purpose credit card receivables typically generate higher gross yields than private label credit receivables do. We are currently experiencing continued period-over-period growth in private label credit and general purpose credit card receivables and to a lesser extent in our CAR receivables—growth that we expect to result in net period-over-period growth in our total interest income and related fees for these operations for 2024. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and the level of marketing investment for the general purpose credit card operations. Other revenue on our consolidated statements of income consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. As discussed elsewhere in this Report we adopted the fair value option under ASU 2016-13, beginning January 1, 2022, for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost. This has resulted in an increase in the recognition of certain fee categories with future changes in the fair value of the associated receivables being included as part of our "Changes in fair value of loans" on our consolidated statements of income. The above discussions on expectations for finance, fee and other income are based on our current expectations. See Note 2, "Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements" to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

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

Interest expense. Variations in interest expense are due to new borrowings associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 10, "Notes Payable," to our consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased to $1,796.0 million as of December 31, 2023 from $1,586.0 million as of December 31, 2022. The majority of this increase in outstanding debt relates to the addition of multiple revolving credit facilities during 2023. Recent increases in the federal funds rate have started to increase our interest expense as we have raised additional capital (or replaced existing facilities) over the last two years. We anticipate additional debt financing over the next few quarters as we continue to grow coupled with increased effective interest rates resulting from federal funds rate increases. As such, we expect our quarterly interest expense for these operations to increase compared to prior periods. However, we do not expect our interest expense to increase significantly in the short term (absent raising additional capital) because over 85% of interest rates on our outstanding debt are fixed. Adding to interest expense in 2024, subsequent to December 31, 2023, we sold approximately $57.3 million aggregate principal amount of 9.25% Senior Notes due 2029.

Provision for credit losses. Our provision for credit losses covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Recoveries of charged off receivables, consist of amounts received from the efforts of third-party collectors and through the sale of charged-off accounts to unrelated third parties. All proceeds received associated with charged-off accounts, are credited to the allowances for credit losses.

We have experienced a period-over-period increase in our provision for credit losses primarily reflecting growth in the underlying receivables subject to this provision as well as slight increases in delinquency rates, similar to those experienced in periods prior to COVID-19 and the related government stimulus programs. See Note 2, "Significant Accounting Policies and Consolidated Financial Statement Components," to our consolidated financial statements for further credit quality statistics and analysis. We expect that our provision for credit losses will continue to increase modestly in 2024 in relation to growth in the underlying Auto Finance receivables.

Changes in fair value of loans. The increase in Changes in fair value of loans was largely driven by growth in the underlying receivables (as noted above). For both periods presented, we included asset performance degradation in our forecasts to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest. Also impacting this increase in Changes in fair value of loans was a reduction in the discount rate applied to the net cash flows associated with these investments during the second quarter of 2022. The applied discount rate represents estimates third-party market participants could use in determining fair value. The reduction in this discount rate during the second quarter of 2022 reflected the asset level returns we believe would be required by market participants based on an asset backed securitization agreement entered into during that period. See Note 6 "Fair Values of Assets and Liabilities" included herein for further discussion of assumptions underlying this calculation. For credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value to increase commensurate with growth in these receivables. We may, however, adjust our forecasts to reflect macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Additionally, as receivables associated with both 1) assets acquired prior to our tightened underwriting standards adopted during the second quarter 2022 (and continued in subsequent quarters) and 2) those assets negatively impacted by inflation, gradually become a smaller percentage of the portfolio, we expect to see overall improvements in the measured fair value of our portfolios of acquired receivables.

Total operating expenses. Total operating expenses variances for the year ended December 31, 2023, relative to the year ended December 31, 2022, reflect the following:

•	modest increases in salaries and benefit costs related to both the growth in the number of employees and inflationary compensation pressure. We expect some continued increase in this cost in 2024 compared to 2023 as we expect our receivables to continue to grow and as a result we expect to modestly increase our number of employees;
•	increases in card and loan servicing expenses due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew to $2,411.3 million outstanding from $2,120.1 million outstanding at December 31, 2023 and December 31, 2022, respectively. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow in 2024 commensurate with growth in our receivables. Offsetting a portion of this increase are significant reductions in our servicing costs per account, resulting from the realization of greater economies of scale and increased use of automation as our receivables have grown.
•	decreases in marketing and solicitation costs primarily due to significant decreases in origination and brand marketing support for the year ended December 31, 2023 when compared to the year ended December 31, 2022. This recent decline in marketing and solicitation costs is a direct result of tightened underwriting standards adopted during the second quarter 2022 (and continued in subsequent quarters). These costs started to increase in the third and fourth quarter of 2023, and we expect some increases in period over period results for 2024, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and
•	other expenses primarily relate to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including legal expenses and travel expenses are variable based on growth. Included in 2022 was a one-time $8.5 million accrual related to a settlement of outstanding litigation associated with our Auto Finance segment. While we expect some increase in these costs (excluding the accrued litigation costs) as we continue to grow our receivable portfolios, we do not anticipate the increases to be meaningful.

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

Notwithstanding our cost management activities, we expect increased levels of expenditures associated with anticipated growth in private label credit and general purpose credit card operations. These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. Unknown ongoing potential impacts related to the aforementioned inflation and other global disruptions could result in more variability in these expenses and could impair our ability to acquire new receivables, resulting in increased costs despite our efforts to manage costs effectively.

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our consolidated statements of income. In November 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B Preferred Units may, at its election, require the Company to redeem part or all of such holder’s Class B Preferred Units for cash at $1.00 per unit, on or after October 14, 2024. The proceeds from the transaction were used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interests on the consolidated balance sheets and the associated dividends are included as a reduction of our net income attributable to common shareholders on the consolidated statements of income.

Income Taxes. We experienced an effective income tax expense rate of 20.6% and 9.8% for the years ended December 31, 2023, and December 31, 2022, respectively. Our effective income tax expense rates for these years are below the statutory rate principally due to (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Offsetting the above factors are the effects on our effective tax rate of state and foreign income tax expense, taxes on global intangible low-taxed income, and executive compensation deduction limitations under Section 162(m) of the Code. Further details related to the above are reflected in Note 12, "Income Taxes".

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of income. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. We recognized $0.4 million in potential interest expense associated with uncertain tax positions during the year ended December 31, 2023, compared to de minimis interest expense experienced in 2022.

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

We record (i) the finance charges, merchant fees and late fees assessed on our CaaS segment receivables in the Revenue - Consumer loans, including past due fees category on our consolidated statements of income, (ii) the annual, monthly maintenance, returned-check, cash advance and other fees in the Revenue - Fees and related income on earning assets category on our consolidated statements of income, and (iii) the charge-offs (and recoveries thereof) as a component within our Changes in fair value of loans on our consolidated statements of income. Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of Changes in fair value of loans in our consolidated statements of income.

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

Non-GAAP Financial Measures

In addition to financial measures presented in accordance with GAAP, we present managed receivables, total managed yield, total managed yield ratio, combined principal net charge-off ratio, percent of managed receivables 30-59 days past due, percent of managed receivables 60-89 days past due and percent of managed receivables 90 or more days past due, all of which are non-GAAP financial measures. These non-GAAP financial measures aid in the evaluation of the performance of our credit portfolios, including our risk management, servicing and collection activities and our valuation of purchased receivables. The credit performance of our managed receivables provides information concerning the quality of loan originations and the related credit risks inherent with the portfolios. Management relies heavily upon financial data and results prepared on the "managed basis" in order to manage our business, make planning decisions, evaluate our performance and allocate resources.

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

Below are (i) the reconciliation of Loans at fair value to Loans at amortized cost and (ii) the calculation of managed receivables:

	At or for the Three Months Ended
	2023				2022
(in Millions)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)
Loans at fair value	$2,173.8	$2,050.0	$1,916.1	$1,795.6	$1,818.0	$1,728.1	$1,616.9	$1,405.8
Fair value mark against receivable (2)	$237.5	$265.2	$257.9	$260.1	$302.1	$322.3	$293.0	$272.9
Loans at amortized cost	$2,411.3	$2,315.2	$2,174.0	$2,055.7	$2,120.1	$2,050.4	$1,909.9	$1,678.7
Total managed receivables	$2,411.3	$2,315.2	$2,174.0	$2,055.7	$2,120.1	$2,050.4	$1,909.9	$1,678.7
Fair value to face value ratio (3)	90.2%	88.5%	88.1%	87.3%	85.8%	84.3%	84.7%	83.7%

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

(2)  The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 6, "Fair Values of Assets and Liabilities" to our consolidated financial statements included herein for further discussion of assumptions underlying this calculation.

(3) The Fair value to face value ratio is calculated using Loans at fair value as the numerator, and Loans at amortized cost, as the denominator.

As discussed above, our managed receivables data differ in certain aspects from our GAAP data. First, managed receivables data are based on billings and actual charge-offs as they occur without regard to any changes in fair value of loans or changes in our allowances for credit losses (in periods where applicable). Second, for managed receivables data, we amortize certain fees (such as annual and merchant fees) and expenses (such as marketing expenses) associated with our Fair Value Receivables over the expected life of the corresponding receivable and recognize other costs, such as claims made under credit deferral programs, when paid. Under fair value accounting, these fees are recognized when billed or upon receivable acquisition and marketing expenses are recognized when incurred. Third, managed receivables data excludes the impacts of equity in income of equity method investees. A reconciliation of our operating revenues, net of finance and fee charge-offs, to comparable amounts used in our calculation of Total managed yield ratios is as follows:

	At or for the Three Months Ended
	2023				2022
(in Millions)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Consumer loans, including past due fees	$214.6	$214.6	$210.3	$200.5	$202.9	$208.9	$182.8	$156.5
Fees and related income on earning assets	71.7	59.8	62.9	44.3	48.0	48.5	65.8	54.7
Other revenue	12.0	10.2	7.6	6.7	8.5	11.1	12.2	10.0
Total operating revenue - CaaS Segment	298.3	284.6	280.8	251.5	259.4	268.5	260.8	221.2
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	6.5	(6.8)	(10.6)	(0.5)	3.4	(7.9)	(12.1)	1.8
Adjustments due to acceleration of annual fees recognition under fair value accounting	(12.6)	(3.1)	(9.8)	7.3	7.9	10.0	(6.6)	(1.3)
Removal of finance charge-offs	(59.5)	(47.1)	(54.2)	(61.7)	(58.3)	(45.3)	(41.2)	(32.5)
Total managed yield	$232.7	$227.6	$206.2	$196.6	$212.4	$225.3	$200.9	$189.2

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2023				2022
(in Millions)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)
Charge-offs on loans at fair value	$215.2	$173.5	$180.0	$191.9	$182.3	$134.4	$126.5	$101.3
Gross charge-offs on non-fair value accounts	—	—	—	—	—	—	—	—
Finance charge-offs (2)	(59.5)	(47.1)	(54.2)	(61.7)	(58.3)	(45.3)	(41.2)	(32.5)
Recoveries on non-fair value accounts	—	—	—	—	—	—	—	—
Combined principal net charge-offs	$155.7	$126.4	$125.8	$130.2	$124.0	$89.1	$85.3	$68.8

(1)  As discussed in more detail above in "—Overview," on January 1, 2022, we elected the fair value method under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

(2)  Finance charge-offs are included as a component of our Provision for credit losses and Changes in fair value of loans in the accompanying consolidated statements of income.

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing and size of receivable purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our portfolios of receivables also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our allowances for credit losses for our other credit product receivables that we report at amortized cost. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategy under "Collection Strategy" in Item 1, "Business".

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2023
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,411,255		$2,315,206		$2,174,001		$2,055,678
30-59 days past due	$110,465	4.6%	$101,822	4.4%	$96,670	4.4%	$76,139	3.7%
60-89 days past due	$98,377	4.1%	$92,361	4.0%	$81,477	3.7%	$88,529	4.3%
90 or more days past due	$247,621	10.3%	$217,136	9.4%	$170,274	7.8%	$197,418	9.6%
Average managed receivables	$2,363,231		$2,244,604		$2,114,840		$2,087,902
Total managed yield ratio, annualized (1)	39.4%		40.6%		39.0%		37.7%
Combined principal net charge-off ratio, annualized (2)	26.4%		22.5%		23.8%		24.9%
Interest expense ratio, annualized (3)	5.4%		4.9%		4.4%		4.5%
Net interest margin ratio, annualized (4)	7.6%		13.2%		10.8%		8.3%

	At or for the Three Months Ended
	2022
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,120,126		$2,050,354		$1,908,884		$1,677,610
30-59 days past due	$97,373	4.6%	$98,841	4.8%	$83,390	4.4%	$56,860	3.4%
60-89 days past due	$115,636	5.5%	$107,091	5.2%	$66,935	3.5%	$52,995	3.2%
90 or more days past due	$220,901	10.4%	$204,752	10.0%	$148,907	7.8%	$142,654	8.5%
Average managed receivables	$2,085,240		$1,979,619		$1,793,247		$1,644,305
Total managed yield ratio, annualized (1)	40.7%		45.5%		44.8%		46.0%
Combined principal net charge-off ratio, annualized (2)	23.8%		18.0%		19.0%		16.7%
Interest expense ratio, annualized (3)	4.5%		4.2%		4.1%		4.2%
Net interest margin ratio, annualized (4)	12.4%		23.3%		21.7%		25.1%

(1)  The Total managed yield ratio, annualized is calculated using the annualized total managed yield as the numerator and period-end average managed receivables as the denominator.

(2)  The Combined principal net charge-off ratio, annualized is calculated using the annualized combined principal net charge-offs as the numerator and period-end average managed receivables as the denominator.

(3)  Interest expense ratio, annualized is calculated using the annualized interest expense associated with the CaaS segment (See Note 3, "Segment Reporting" to our consolidated financial statements) as the numerator and period-end average managed receivables as the denominator.

(4)  Net interest margin ratio, annualized is calculated using the Total managed yield ratio, annualized less the Combined principal net charge-off ratio, annualized less the Interest expense ratio, annualized.

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2023
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$939,389		$944,197		$892,387		$835,541
30-59 days past due	$36,540	3.9%	$35,830	3.8%	$31,597	3.5%	$25,774	3.1%
60-89 days past due	$31,284	3.3%	$29,387	3.1%	$24,776	2.8%	$21,036	2.5%
90 or more days past due	$79,056	8.4%	$71,200	7.5%	$56,209	6.3%	$62,609	7.5%
Average APR	17.1%		16.2%		17.0%		17.5%
Receivables purchased during period	$202,168		$244,571		$260,281		$201,375

	Private Label Credit - At or for the Three Months Ended
	2022
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$838,289		$811,307		$762,252		$702,423
30-59 days past due	$31,426	3.7%	$30,470	3.8%	$26,197	3.4%	$19,344	2.8%
60-89 days past due	$24,993	3.0%	$25,081	3.1%	$19,058	2.5%	$16,482	2.3%
90 or more days past due	$68,517	8.2%	$58,506	7.2%	$42,614	5.6%	$47,214	6.7%
Average APR	17.5%		17.2%		17.8%		18.0%
Receivables purchased during period	$192,773		$213,797		$225,041		$159,837

	General Purpose Credit Card - At or for the Three Months Ended
	2023
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,471,358		$1,370,445		$1,280,979		$1,219,429
30-59 days past due	$73,918	5.0%	$65,987	4.8%	$65,067	5.1%	$50,355	4.1%
60-89 days past due	$67,088	4.6%	$62,969	4.6%	$56,698	4.4%	$67,486	5.5%
90 or more days past due	$168,555	11.5%	$145,927	10.6%	$114,046	8.9%	$134,799	11.1%
Average APR	27.4%		27.3%		27.2%		26.4%
Receivables purchased during period	$426,939		$402,978		$380,509		$315,148

	General Purpose Credit Card - At or for the Three Months Ended
	2022
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,281,051		$1,238,177		$1,146,631		$975,187
30-59 days past due	$65,940	5.1%	$68,362	5.5%	$57,193	5.0%	$37,316	3.8%
60-89 days past due	$90,639	7.1%	$82,006	6.6%	$47,877	4.2%	$36,514	3.7%
90 or more days past due	$152,375	11.9%	$146,229	11.8%	$106,293	9.3%	$95,440	9.8%
Average APR	26.1%		26.3%		26.7%		26.3%
Receivables purchased during period	$383,344		$422,846		$491,301		$377,736

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $291.4 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners from December 31, 2022 to December 31, 2023. The addition of large private label credit retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $101.1 million in the twelve months ended December 31, 2023. Our general purpose credit card receivables grew by $190.3 million during the twelve months ended December 31, 2023. While some of our merchant partners continue to face year-over-year growth challenges, others are still benefiting from continued consumer spending and a growing economy. Our general purpose credit card portfolio continues to grow in terms of total customers served and therefore we continue to experience growth in total managed receivables. We expect continued growth in our managed receivables when compared to prior periods in 2023 which were restricted due to tightened underwriting standards adopted during the second quarter 2022 (and continued in subsequent quarters). As these new underwriting standards have now been applied across our portfolio, it has allowed us to expand the offerings our bank partners make available to consumers. Growth in future periods for our private label credit receivables largely is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partner, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 70% of the above-referenced Retail period-end managed receivables outstanding as of December 31, 2023.

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

During the first and second quarters of 2023 we experienced increased delinquency rates in conjunction with slower receivables growth, higher energy costs and rising inflation and the resulting negative impact on consumers. This increase abated in the third and fourth quarters as certain of these costs decreased and consumers adjusted to new price points for these consumer staples while simultaneously enjoying a strong employment environment.

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to marginally increase in 2024 when compared to the same periods in prior years. This increase will be most prevalent in the first quarter of 2024 (and to a lesser degree in the second quarter of 2024) as the remaining accounts that were enrolled in short-term payment deferrals, due to hardship claims resulting from COVID-19, are expected to charge off. Receivables enrolled in these short-term payment deferrals continued to accrue interest and their delinquency status did not change through their respective deferment periods. We continue to actively work with consumers that indicate hardship as a result of COVID-19; however, the number of impacted consumers is a small part of our overall receivable base. In early 2021, nearly all of these customers were considered current and thus the receivables underlying their accounts were not considered delinquent. The exclusion of these accounts resulted in lower delinquency rates for those periods than we would have otherwise expected. The remainder of these accounts were removed from hardship status with the end of the COVID-19 national and public health emergencies on May 11, 2023. While these accounts have resulted in higher than normal reported delinquency rates, the expected charge offs will not result in a further economic impact to us as the majority of these accounts were already considered in our changes in fair value.

Further impacting expected 2024 delinquency rates, is an ongoing planned shift in our receivables mix to higher yielding assets. These assets tend to have higher corresponding delinquencies and chargeoffs and will contribute to marginally higher delinquency rates (and a corresponding higher net interest margin ratio). We also expect continued seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with tax refunds for many consumers. Offsetting some of this expected increase in delinquencies is continued growth in the portfolio which will continue to mute some of the aforementioned delinquency increase. Our beliefs for future delinquency rates are predicated on the assumption that the slowing rate of inflation will continue and our recent tightened underwriting standards implemented in the second quarter 2022 (and continued in subsequent quarters), will prove effective at reducing account delinquencies.

Total managed yield ratio, annualized. During 2021 and much of 2022, we experienced growth in newer, higher yielding receivables, including private label credit and general purpose credit card receivables. While this growth has contributed to higher overall total managed yield ratios, we expect this growth also will continue to result in higher charge-off and delinquency rates than those experienced historically. General purpose credit card receivables tend to have higher total yields than private label credit receivables, so recent declining rates of growth of these receivables have resulted in slightly lower total managed yield ratios when compared to similar periods in prior years. With tightened underwriting standards implemented in the second quarter 2022 (and continued in subsequent quarters), we continue to expect slightly lower managed yield ratios (and correspondingly lower delinquency rates) associated with these newer receivables for early 2024 when compared to those ratios in 2022. Subsequent to the first quarter, we expect our total managed yield ratio to increase as the aforementioned receivables mix shift to higher yielding assets becomes a larger component of our acquired receivables.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. The increase in the combined principal net charge-off ratio, annualized in late 2022 and throughout 2023 is a reflection of increased delinquencies noted in 2022 as consumer behavior reverted to historical norms (similar to those experienced in periods prior to COVID-19). Additionally, inflation, particularly as it relates to higher gas prices, negatively impacted some consumers' ability to make payments on outstanding loans and fees receivable.

As delinquency rates continue to be elevated relative to historically normalized levels (i.e., those periods prior to COVID-19 and the related government stimulus programs), and with our ongoing receivables mix shift into products with higher yields and corresponding charge offs, we expect combined principal net charge-off rates to continue to increase, when compared to comparable prior periods. These increased charge-off rates are expected to continue through the second quarter of 2024 before returning to historically normalized levels. This expectation is predicated on the assumption that the slowing rate of inflation will continue. Our charge-off ratio has also been impacted due to (and will continue to be impacted by): 1) charge-offs associated with previously mentioned accounts enrolled in short-term payment deferrals (2) higher expected charge-off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (3) continued testing of receivables with higher risk profiles, which leads to periodic increases in combined principal net charge offs, (4) the aforementioned tightened underwriting standards implemented in the second quarter 2022 (and continued in subsequent quarters) that will slow the pace of growth in our receivables base, and (5) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of COVID-19 and the related economic impacts. While charge-offs associated with previously mentioned accounts enrolled in short-term payment deferrals will have a negative impact on our Combined principal net charge-off ratio, annualized through the second quarter of 2024, they are not expected to have a material impact on our consolidated statements of income as the majority of these accounts were already considered in our changes in fair value. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment. This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt as well as the addition of new funding facilities. In general, we have obtained lower cost financing with fixed interest rates, resulting in lower interest expense ratios. Recent increases in the federal funds borrowing rate have led to an increase in spreads for newly-originated debt and for that portion of debt which does not have fixed rates. As such, we have seen our Interest expense ratio, annualized increase throughout 2023 and we expect the interest expense ratio to increase when compared to prior quarters throughout 2024 as we replace existing financing arrangements with new ones.

Net interest margin ratio, annualized. Our Net interest margin ratio, annualized represents the difference between our Total managed yield ratio, annualized, our Combined principal net charge-off ratio, annualized and our Interest expense ratio, annualized. Recent declines in this ratio when compared to corresponding prior periods relate primarily to recent (and projected) increases in our principal net charge-offs as noted above. Given recent increases in delinquency rates, we expect this ratio to continue to fall for the fourth quarter of 2023 and into early 2024 relative to corresponding periods in 2022 and 2023 before returning to more historical norms. Changes in the mix shift of acquired receivables noted above will also lead to increases in the Net interest margin, annualized as the higher yielding receivables become a larger component of our total portfolio.

Average APR. The average annual percentage rate ("APR") charged to customers varies by receivable type, credit history and other factors. The APRs for receivables originated through our private label credit platform range from 0% to 36.0%. For general purpose credit card receivables, APRs typically range from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. For those receivables that did not contain fixed APRs we have seen some increases in rates charged, as the underlying rates are tied to the federal funds borrowing rate which increased throughout 2022 and for the first seven months of 2023. We currently expect our average APRs in 2024 to remain consistent with average APRs over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations. We do not acquire or service receivables that have an APR above 36.0%.

Receivables purchased during period. Receivables purchased during period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our private label credit receivable purchases experienced overall growth largely based on the addition of new private label credit retail partners as well as growth within existing retail partnerships, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our issuing bank partners. We currently expect to see increases in receivable acquisitions associated with our retail partnerships when compared to the same period in prior years, although we expect the pace of acquisitions to slow. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our issuing bank partners and the availability of capital to fund new purchases. Nonetheless, we expect continued growth in the acquisition of these general purpose credit card receivables during 2024.

Auto Finance Segment

CAR, our auto finance platform acquired in April 2005, principally purchases and/or services loans secured by automobiles from or for, and also provides floor-plan financing for, a prequalified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We have expanded these operations to also include certain installment lending products in addition to our traditional loans secured by automobiles both in the U.S. and U.S. territories.

Collectively, as of December 31, 2023, we served 650 dealers through our Auto Finance segment in 32 states and two U.S. territories.

Non-GAAP Financial Measures

For reasons set forth above within our CaaS segment discussion, we also provide managed receivables-based financial, operating and statistical data for our Auto Finance segment. Reconciliation of the auto finance managed receivables data to GAAP data requires an understanding that our managed receivables data are based on billings and actual charge-offs as they occur, without regard to any changes in our allowances for credit losses. Similar to the managed calculation above, the average managed receivables used in the ratios below is calculated based on the quarter ending balances of consolidated receivables.

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2023				2022
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Consumer loans, including past due fees	$10.1	$10.1	$9.7	$9.2	$9.0	$9.1	$8.8	$8.3
Fees and related income on earning assets	0.1	—	—	—	—	—	—	—
Other revenue	0.2	0.2	0.2	0.2	0.3	0.2	0.2	0.3
Total operating revenue	10.4	10.3	9.9	9.4	9.3	9.3	9.0	8.6
Finance charge-offs	—	—	—	—	—	—	—	—
Total managed yield	$10.4	$10.3	$9.9	$9.4	$9.3	$9.3	$9.0	$8.6

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized follows (in millions):

	At or for the Three Months Ended
	2023				2022
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Gross charge-offs	$1.1	$1.0	$0.8	$1.0	$1.2	$0.6	$0.4	$0.4
Finance charge-offs (1)	—	—	—	—	—	—	—	—
Recoveries	(0.5)	(0.5)	(0.5)	(0.4)	(0.4)	(0.4)	(0.2)	(0.3)
Combined principal net charge-offs	$0.6	$0.5	$0.3	$0.6	$0.8	$0.2	$0.2	$0.1

(1) Finance charge-offs are included as a component of our Provision for credit losses in the accompanying consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following tables:

	At or for the Three Months Ended
	2023
	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables
Period-end managed receivables	$118,045		$118,007		$115,055		$113,367
30-59 days past due	$9,421	8.0%	$8,627	7.3%	$8,070	7.0%	$6,145	5.4%
60-89 days past due	$3,373	2.9%	$3,278	2.8%	$3,047	2.6%	$1,977	1.7%
90 or more days past due	$3,542	3.0%	$2,607	2.2%	$1,699	1.5%	$1,942	1.7%
Average managed receivables	$118,026		$116,531		$114,211		$109,317
Total managed yield ratio, annualized (1)	35.2%		35.4%		34.7%		34.4%
Combined principal net charge-off ratio, annualized (2)	2.0%		1.7%		1.1%		2.2%
Recovery ratio, annualized (3)	1.7%		1.7%		1.8%		1.5%

	At or for the Three Months Ended
	2022
	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables
Period-end managed receivables	$105,267		$107,410		$104,563		$99,916
30-59 days past due	$8,516	8.1%	$6,772	6.3%	$7,044	6.7%	$4,527	4.5%
60-89 days past due	$2,969	2.8%	$2,248	2.1%	$2,361	2.3%	$1,481	1.5%
90 or more days past due	$2,060	2.0%	$1,434	1.3%	$1,106	1.1%	$1,260	1.3%
Average managed receivables	$106,339		$105,987		$102,240		$97,248
Total managed yield ratio, annualized (1)	35.0%		35.1%		35.2%		35.4%
Combined principal net charge-off ratio, annualized (2)	3.0%		0.8%		0.8%		0.4%
Recovery ratio, annualized (3)	1.5%		1.5%		0.8%		1.2%

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

Managed receivables. We expect modest growth in the level of our managed receivables in 2024 when compared to the same periods in prior years as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we continue to expand our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. We continually evaluate bulk purchases of receivables and have experienced good growth in our receivables base throughout 2023 resulting from several bulk purchases; however, the timing and size of such purchases are difficult to predict.

Delinquencies. As discussed elsewhere in this Report, early 2022 delinquency rates benefitted from government stimulus programs that resulted in customer payments in excess of historical experience. While we have experienced recent increases in our delinquency rates (and related charge-offs), we do not believe they will have a significantly adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with tax refunds for many consumers.

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

Combined principal net charge-off ratio, annualized and recovery ratio, annualized. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined principal net charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. Increases in our Combined principal net charge-off ratios for the fourth quarter of 2022 and throughout 2023 are indicative of our charge off levels returning to historically normalized levels (i.e., those periods prior to COVID-19 and the related government stimulus programs). While we anticipate our charge offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined principal net charge-off ratio. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

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

Combined principal net charge-off ratio, annualized. Represents an annualized fraction, the numerator of which is the aggregate consolidated amounts of principal losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers, less current-period recoveries (including recoveries from dealer reserve offsets for our CAR operations), as reflected in Note 2 "Significant Accounting Policies and Consolidated Financial Statement Components—Loans, Interest and Fees Receivable", and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from consumers and proceeds received from the sale of those charged-off receivables. Recoveries typically have represented less than 2% of average managed receivables.

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

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term significant refunding or refinancing needs (within the next 24 months) as of December 31, 2023 are those associated with the following notes payable in the amounts indicated (in millions):

Unsecured term debt (expiring August 26, 2024)	$17.4
Revolving credit facility (expiring December 11, 2024) that is secured by certain receivables and restricted cash	14.3
Revolving credit facility (expiring July 20, 2025) that is secured by certain receivables and restricted cash	47.5
Revolving credit facility (expiring October 30, 2025) that is secured by certain receivables and restricted cash	38.6
Revolving credit facility (expiring November 1, 2025) that is secured by certain receivables and restricted cash	42.7
Total	$160.5

Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as moderate in the current environment. We believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships, albeit at increased costs due to the aforementioned recent increases in the federal funds rate. Further details concerning the above debt facilities and other debt facilities we use to fund the acquisition of receivables are provided in Note 10, "Notes Payable," to our consolidated financial statements included herein.

In November 2021, we issued $150.0 million aggregate principal amount of senior notes (included on our consolidated balance sheet as "Senior notes, net"). The senior notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The senior notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the senior notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The senior notes bear interest at the rate of 6.125% per annum. Interest on the senior notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The senior notes mature on November 30, 2026. We repurchased $1.4 million and $0.0 of the outstanding principal amount of these senior notes for years ended December 31, 2023 and 2022, respectively.

In June and July 2021, we issued an aggregate of 3,188,533 shares of 7.625% Series B Cumulative Perpetual Preferred Stock, liquidation preference of $25.00 per share (the "Series B Preferred Stock"), for net proceeds of approximately $76.5 million after deducting underwriting discounts and commissions, but before deducting expenses and the structuring fee. We pay cumulative cash dividends on the Series B Preferred Stock, when and as declared by our Board of Directors, in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation preference per share.

On August 10, 2022, the Company entered into an At Market Issuance Sales Agreement (the "Preferred Stock Sales Agreement") providing for the sale by the Company of up to an aggregate offering price of $100.0 million of our (i) Series B Preferred Stock and (ii) senior notes, from time to time through a sales agent, in connection with the Company's "at-the-market" offering program (the "Preferred Stock ATM Program"). Further, on December 29, 2023, the Company entered into an At-The-Market Sales Agreement (the "Common Stock Sales Agreement") providing for the sale by the Company of its common stock, no par value per share (the "Common Stock"), up to an aggregate offering price of $50.0 million, from time to time to or through a sales agent, in connection with the Company’s Common Stock "at-the-market" offering program (the "Common Stock ATM Program"). Sales pursuant to both the Preferred Stock Sales Agreement and Common Stock Sales Agreement, if any, may be made in transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Global Select Market. The sales agents will make all sales using commercially reasonable efforts consistent with their normal trading and sales practices up to the amount specified in, and otherwise in accordance with the terms of, the placement notices.

During the years ended December 31, 2023 and 2022, we sold 53,727 shares and 19,607 shares, respectively, of our Series B Preferred Stock under the Preferred Stock ATM Program. We received $1.1 million and $0.4 million, respectively, in net proceeds from sales under the Preferred Stock ATM Program. During the year ended December 31, 2023, no shares were sold under our Common Stock ATM Program.

During the years ended December 31, 2023 and 2022, we repurchased and contemporaneously retired 1,806 shares and 3,500 shares of Series B Preferred Stock at an aggregate cost of $29,000 and $69,000, respectively.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B Preferred Units may, at its election, require the Company to redeem part or all of such holder’s Class B Preferred Units for cash at $1.00 per unit, on or after October 14, 2024. The proceeds from the transaction were used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 5, "Redeemable Preferred Stock" and Note 13, "Net Income Attributable to Controlling Interests Per Common Share" to our consolidated financial statements for more information.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company ("Dove"). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable as declared, and in preference to any common stock dividends, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of the holders of a majority of the shares of the Series A Preferred Stock, the Company is required to offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the shares of Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to adjustment in certain circumstances to prevent dilution.

At December 31, 2023, we had $339.3 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the years ended December 31, 2023 and 2022 are as follows:

•

During the year ended December 31, 2023, we generated $459.3 million of cash flows from operations compared to our generation of $347.6 million of cash flows from operations during the year ended December 31, 2022. The increase in cash provided by operating activities was principally related to an increase in finance and fee collections associated with growing private label credit and general purpose credit card receivables as well as decreased year-over-year payments made to pay federal and state taxes. Collections on receivables have generally benefited from increased consumer payments as a result of government stimulus payments. As the impact of these stimulus payments has largely diminished, consumer payments have returned to historical levels.

•

During the year ended December 31, 2023, we used $672.2 million of cash from our investing activities, compared to use of $682.3 million of cash from investing activities during the year ended December 31, 2022. This slight decrease in cash used is primarily due to decreases in the level of net investments primarily in general purpose credit card receivables relative to the same period in 2022 resulting from tightened underwriting standards as well as marginal increases in recoveries on charged-off receivables.

•

During the year ended December 31, 2023, we generated $163.3 million of cash from financing activities, compared to our generating $261.3 million of cash from financing activities during the year ended December 31, 2022. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables (discussed further in Note 10, "Notes Payable") offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Additionally offsetting the decline in cash provided from financing activities between 2023 and 2022, we purchased and retired $89.0 million of our common stock during the year ended December 31, 2022 pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations compared to $17.7 million of such purchases during the year ended December 31, 2023.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

Commitments and Contingencies

We do not currently have any off-balance-sheet arrangements; however, we do have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur; we refer to these arrangements as contingent commitments. We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 11, "Commitments and Contingencies," to our consolidated financial statements included herein for further discussion of these matters.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, "Significant Accounting Policies and Consolidated Financial Statement Components," to our consolidated financial statements included herein for a discussion of recent accounting pronouncements.

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

Measurements for Loans at Fair Value

Our valuation of loans at fair value is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. Our valuation model uses inputs that are not observable but reflect our best estimates of the assumptions a market participant would use to calculate fair value. We estimate the present value of these future cash flows using a valuation model consisting of internally-developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of gross yield billed by our bank partner, purchase and payment rates by consumers, expected credit loss rates due to nonpayment on the receivables, expected servicing costs to collect cash flows, and discount rates which approximate required returns by a purchaser of expected cash flows. All of these assumptions are primarily based on historical performance. These valuation models are calculated by combining similarly priced loans and vintages to determine a stream of expected cash flows which are then discounted. The individual discounted pools of cash flows are then aggregated to determine the total expected discounted cash flows on the outstanding receivable at a given measurement period.

The estimates for the above mentioned assumptions significantly affect the reported amount (and changes thereon) of our loans at fair value on our consolidated balance sheets and consolidated statements of income. For a summary of how certain key inputs (derived from the above assumptions) to our valuation model have changed since December 31, 2022, refer to Note 6 "Fair Values of Assets and Liabilities" in the accompanying notes to the Consolidated Financial Statements, included in this report. For more information regarding the potential impact that changes in these key inputs might have on our Income before income taxes on our Consolidated Statements of Operations, refer to Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" included elsewhere in this report.

Allowances for credit losses

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish allowances for credit losses as an estimate of the expected credit losses inherent with those loans, interest and fees receivable that we do not report at fair value. Our loans at amortized cost consist of smaller-balance, homogeneous loans in our Auto Finance segment. These loans are further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowances for credit losses using reasonable and supportable forecasts that analyze some or all of the following attributes unique to each type of receivable pool: historical loss rates on similar loans; current delinquency and roll-rate trends which may indicate consumer loss rates in excess or less than those which historical trends might suggest; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers such as inflation or other macroeconomic changes; changes in underwriting criteria; unfunded commitments (to the extent they are unconditional), and estimated recoveries. The aforementioned inputs are calculated using historical trends over the most recent five year period, and adjusted as needed for current trends and reasonable and supportable forecasts. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. To the extent that actual results differ from our estimates of credit losses on loans at amortized cost, our results of operations and liquidity could be materially affected.

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

		Impact on Pre-Tax earnings if Interest Rates:
	As of December 31, 2023	Increase 100 Basis Points	Decrease 100 Basis Points
Notes payable subject to interest rate risk	$208.1	$(2.1)	$2.1

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

		Impact if Credit Loss Rates:
	As of December 31, 2023	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$2,173.8	$2,084.1	$2,263.4
Loans at amortized cost, net	$98.4	$98.2	$98.6
Income (loss) before income taxes		$(89.9)	$89.8

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

		Impact if Discount Rates:
	As of December 31, 2023	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$2,173.8	$2,132.6	$2,216.3
Income (loss) before income taxes		$(41.2)	$42.5

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

		Impact if Payment Rates:
	As of December 31, 2023	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$2,173.8	$2,235.4	$2,112.1
Income (loss) before income taxes		$61.6	$(61.7)

Counterparty Risk

We are subject to risk if a counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to acquire loans. We seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of December 31, 2023, we had total borrowings associated with our loans at fair value and our loans at amortized cost of $1.9 billion. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding and Capital Resources" and Note 10 "Notes Payable" to our consolidated financial statements included herein for further information on our outstanding Notes Payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements in Item 15, "Exhibits and Financial Statement Schedules."

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Management of Atlanticus Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Act) for Atlanticus Holdings Corporation and our subsidiaries. Our management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control-Integrated Framework (2013 framework).

Based on our evaluation under the COSO 2013 framework, management has concluded that internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their accompanying attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. BDO's report is on page F-1 of the attached financial statements.

Remediation of Previously Reported Material Weakness

As previously reported, the Company’s management determined that they did not maintain effective controls and retain sufficient documentary evidence to support the precision of review over the development of cash flow forecasts used in the calculation of the fair value estimate of loans at fair value. This deficiency represented a material weakness in the Company’s internal control over financial reporting.

The Company’s management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, with the oversight of the Audit Committee of the Board of Directors, evaluated the material weakness described above and designed a remediation plan to enhance the Company’s internal control environment. To remediate the material weakness, the Company’s management enhanced the design of certain review controls to include sufficient precision of management’s review as well as retain incremental evidence that supports the effectiveness of controls related to the development and review of cash flow forecasts used in the calculation of the fair value estimate of loans at fair value. These enhanced controls were implemented as of June 30, 2023, and have been tested and determined to be operating effectively for a sufficient period of time. Accordingly,  the Company concluded that the material weakness identified above has been effectively remediated as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Shareholders in the sections entitled "Proposal One: Election of Directors," "Executive Officers of Atlanticus," "Delinquent Section 16(a) Reports" and "Corporate Governance" and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Shareholders in the section entitled "Executive and Director Compensation" and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Shareholders in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Shareholders in the sections entitled "Related Party Transactions" and "Corporate Governance" and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Shareholders in the section entitled "Auditor Fees" and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
3.1	Amended and Restated Articles of Incorporation	November 8, 2022, Form 10-Q, exhibit 3.1
3.1(a)	Articles of Amendment Establishing Cumulative Convertible Preferred Stock, Series A (included as Exhibit B to Exhibit 3.1 hereto)	November 8, 2022, Form 10-Q, exhibit 3.1
3.1(b)	Amended and Restated Articles of Amendment Establishing the 7.625% Series B Cumulative Perpetual Preferred Stock (included as Exhibit C to Exhibit 3.1 hereto)	November 8, 2022, Form 10-Q, exhibit 3.1
3.2	Amended and Restated Bylaws (as amended through May 12, 2017)	May 16, 2017, Form 8-K, exhibit 3.2
4.1	Description of Atlanticus Holdings Corporation's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
4.2	Form of common stock certificate	March 30, 2016, Form 10-K, exhibit 4.1
4.3	Indenture, dated as of November 22, 2021, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	November 22, 2021, Form 8-K, exhibit 4.1
4.3(a)	First Supplemental Indenture, dated as of November 22, 2021, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	November 22, 2021, Form 8-K, exhibit 4.2
4.3(b)	Form of 6.125% Senior Notes due 2026 (included in Exhibit 4.3(a)	November 22, 2021, Form 8-K, exhibit 4.3
4.3(c)	Second Supplemental Indenture, dated as of January 30, 2024, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association, as trustee	February 2, 2024, Form 8-K, exhibit 4.1
4.3(d)	Form of Additional 6.125% Senior Notes due 2026 (included in Exhibit 4.3(c))	February 2, 2024, Form 8-K, exhibit 4.2
4.3(e)	Third Supplemental Indenture, dated as of January 30, 2024, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association, as trustee	January 30, 2024, Form 8-K, exhibit 4.1
4.3(f)	Form of 9.25% Senior Notes due 2029 (included in Exhibit 4.3(e))	January 30, 2024, Form 8-K, exhibit 4.2
10.1**	Stockholders Agreement dated as of April 28, 1999	January 18, 2000, Form S-1, exhibit 10.1
10.2†	Fourth Amended and Restated 2014 Equity Incentive Plan	April 11, 2019, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2(a)†	Form of Restricted Stock Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.2
10.2(b)†	Form of Restricted Stock Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.3
10.2(c)†	Form of Stock Option Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.4
10.2(d)†	Form of Stock Option Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.5
10.2(e)†	Form of Restricted Stock Unit Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.6
10.2(f)†	Form of Restricted Stock Unit Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.7
10.3†	Second Amended and Restated Employee Stock Purchase Plan	April 10, 2018, Definitive Proxy Statement on Schedule 14A, Appendix A
10.4†	Amended and Restated Employment Agreement, dated March 18, 2021, between Atlanticus Holdings Corporation and David G. Hanna	May 14, 2021, Form 10-Q, exhibit 10.1
10.5†	Amended and Restated Employment Agreement, dated March 18, 2021, between Atlanticus Holdings Corporation and Jeffrey A. Howard	May 14, 2021, Form 10-Q, exhibit 10.2
10.6†	Employment Agreement for William R. McCamey	March 28, 2014, Form 10-K, exhibit 10.8
10.7†	Amended and Restated Consultant Agreement, dated May 1, 2020, between Atlanticus Services Corporation and Denise M. Harrod	May 14, 2021, Form 10-Q, exhibit 10.4
10.8†	Outside Director Compensation Package	Filed herewith
10.9	Assumption Agreement dated June 30, 2009 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Atlanticus Services Corporation (formerly CompuCredit Corporation)	July 7, 2009, Form 8-K, exhibit 10.1
10.10	Master Indenture for Perimeter Master Note Business Trust, dated February 8, 2017, among Perimeter Master Note Business Trust, U.S. Bank National Association and Atlanticus Services Corporation	May 15, 2017, Form 10-Q, exhibit 10.1

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.11*

Purchase Agreement, dated February 8, 2017, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Atlanticus Services Corporation and Perimeter Master Note Business Trust

March 15, 2022, Form 10-K, exhibit 10.11(k)
10.11(a)*	First Amendment to Purchase Agreement, dated June 11, 2018, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(k)
10.11(b)*	Second Amendment to Purchase Agreement, dated November 16, 2018, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(l)
10.11(c)	Third Amendment to Purchase Agreement, dated November 13, 2019, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(m)
10.11(d)*	Fourth Amendment to Purchase Agreement, dated January 23, 2020, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(n)
10.11(e)*	Purchase Agreement, dated November 16, 2018, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(o)
10.11(f)	First Amendment to Purchase Agreement, dated November 13, 2019, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(p)
10.11(g)*	Second Amendment to Purchase Agreement, dated January 23, 2020, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(q)
10.11(h)	Trust Agreement, dated February 8, 2017, between Perimeter Funding Corporation and Wilmington Trust, National Association	May 15, 2017, Form 10-Q, exhibit 10.1(c)
10.11(i)	First Amendment to Trust Agreement, dated June 11, 2018, between Perimeter Funding Corporation and Wilmington Trust, National Association	March 30, 2020, Form 10-K, exhibit 10.11(u)
10.12	Master Indenture for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018, among Fortiva Retail Credit Master Note Business Trust, U.S. Bank National Association and Access Financing, LLC	March 27, 2019, Form 10-K, exhibit 10.12
10.12(a)*	Series 2018-One Indenture Supplement for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018	Filed herewith
10.12(b)	Amended and Restated Trust Agreement, dated November 9, 2018, between FRC Funding Corporation and Wilmington Trust, National Association	March 27, 2019, Form 10-K, exhibit 10.12(b)

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.13	Amended and Restated Program Management Agreement, dated April 1, 2020, between The Bank of Missouri and Atlanticus Services Corporation	August 14, 2020, Form 10-Q, exhibit 10.1
10.13(a)	First Amendment to Amended and Restated Program Management Agreement, dated June 30, 2020, between The Bank of Missouri and Atlanticus Services Corporation	August 14, 2020, Form 10-Q, exhibit 10.1(a)
10.13(b)*	Amended and Restated Receivable Sales Agreement, dated April 1, 2020, between The Bank of Missouri and Fortiva Funding, LLC	August 14, 2020, Form 10-Q, exhibit 10.2
10.13(c)	First Amendment to Amended and Restated Receivable Sales Agreement, dated June 30, 2020, between The Bank of Missouri and Fortiva Funding, LLC	August 14, 2020, Form 10-Q, exhibit 10.2(a)
10.13(d)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Atlanticus Services Corporation and The Bank of Missouri	May 14, 2019, Form 10-Q, exhibit 10.2(b)
10.13(e)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Fortiva Funding, LLC and The Bank of Missouri	May 14, 2019, Form 10-Q, exhibit 10.2(c)
10.14*	Amended and Restated Operating Agreement of Access Financial Holdings, LLC, dated November 14, 2019	March 30, 2020, Form 10-K, exhibit 10.15
10.15	At Market Issuance Sales Agreement, dated August 10, 2022, between Atlanticus Holdings Corporation and B. Riley Securities, Inc.	August 10, 2022, Form 8-K, exhibit 1.1
10.16	At-The-Market Sales Agreement, dated December 29, 2023, between Atlanticus Holdings Corporation and BTIG, LLC	January 2, 2024, Form 8-K, exhibit 1.1
19.1	Atlanticus Holdings Corporation Policy Statement Regarding Securities Trading	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of BDO USA, P.C.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
97.1	Atlanticus Holdings Corporation Clawback Policy	Filed Herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract, compensatory plan or arrangement.
*	Certain portions of this document have been omitted because they are both not material and are the type that the Company treats as private or confidential.
**	Filed under CompuCredit Corporation (now Atlanticus Services Corporation) (File No. 000-25751), our predecessor issuer.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 4, 2024.

Atlanticus Holdings Corporation

By:	/s/ Jeffrey A. Howard
Jeffrey A. Howard President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jeffrey A. Howard Jeffrey A. Howard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2024

/s/William R. McCamey William R. McCamey	Chief Financial Officer (Principal Financial Officer)	March 4, 2024

/s/Mitchell C. Saunders Mitchell C. Saunders	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2024

/s/David G. Hanna David G. Hanna	Executive Chairman of the Board	March 4, 2024

/s/Denise M. Harrod Denise M. Harrod	Director	March 4, 2024

/s/Deal W. Hudson Deal W. Hudson	Director	March 4, 2024

/s/Dennis H. James Dennis H. James	Director	March 4, 2024

/s/Joann G. Jones Joann G. Jones	Director	March 4, 2024

/s/Mack F. Mattingly Mack F. Mattingly	Director	March 4, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Atlanticus Holdings Corporation

Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Atlanticus Holdings Corporation’s (the "Company’s") internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, shareholders’ equity and temporary equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and our report dated March 4, 2024, expressed an unqualified opinion thereon.

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

March 4, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Atlanticus Holdings Corporation

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlanticus Holdings Corporation (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, shareholders’ equity and temporary equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated March 4, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Discount rate utilized in estimating the fair value of Loans at Fair Value

As described in Note 6 to the Company’s consolidated financial statements, the Company has outstanding loans at fair value of $2,174 million at December 31, 2023. As described in Note 2 to the consolidated financial statements, all loans associated with the Company’s private label credit and general-purpose credit cards are included within loans at fair value. The Company estimates the fair value of the loans using a discounted cash flow model, which considers various unobservable inputs such as credit losses, purchase rates, payment rates, servicing costs, contractual servicing fees, costs of funds, discount rates and yields earned on credit card receivables. The Company re-evaluates the fair value of loans at the close of each measurement period. The impact of changes in the fair value of loans at fair value is reflected within the period incurred and can have a material impact on the financial results of the Company.

We identified the discount rates as the significant assumptions used by the Company to estimate the fair value of outstanding loans at fair value to be a critical audit matter. The discount rates used to discount projected cash flows that third-party market participants would use are based upon unobservable inputs and are considered highly subjective as there is no active market for these loans. Auditing the discount rates involved especially challenging auditor judgment due to the nature of audit evidence and nature and extent of audit effort required including the involvement of individuals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

●	Testing the relevance and reliability of data related to the discount rates by agreeing data to internal and external third-party sources.
●	Involving professionals with specialized skills and knowledge in valuation to assist in the evaluation of the reasonableness of discount rates used by management to determine the fair value by comparing to market-based discount rates to determine if such assumptions were relevant, reliable, and reasonable for the purpose used, including consideration of evidence (e.g., external economic data, peer data, internal company data) that may be contradictory to the conclusion reached by management.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

March 4, 2024

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	December 31,
	2023	2022

Assets
Unrestricted cash and cash equivalents (including $158.0 million and $202.2 million associated with variable interest entities at December 31, 2023 and December 31, 2022, respectively)	$339,338	$384,984
Restricted cash and cash equivalents (including $20.5 million and $27.6 million associated with variable interest entities at December 31, 2023 and December 31, 2022, respectively)	44,315	48,208
Loans, interest and fees receivable:
Loans at fair value (including $2,128.6 million and $1,735.9 million associated with variable interest entities at December 31, 2023 and December 31, 2022, respectively)	2,173,759	1,817,976
Loans at amortized cost	118,045	105,267
Allowances for credit losses	(1,759)	(1,643)
Deferred revenue	(17,861)	(16,190)
Net loans, interest and fees receivable	2,272,184	1,905,410
Property at cost, net of depreciation	11,445	10,013
Operating lease right-of-use assets	11,310	11,782
Prepaid expenses and other assets	27,853	27,417
Total assets	$2,706,445	$2,387,814
Liabilities
Accounts payable and accrued expenses	$61,634	$44,332
Operating lease liabilities	20,180	20,112
Notes payable, net (including $1,795.9 million and $1,586.0 million associated with variable interest entities at December 31, 2023 and December 31, 2022, respectively)	1,861,685	1,653,306
Senior notes, net	144,453	144,385
Income tax liability	85,826	60,689
Total liabilities	2,173,778	1,922,824

Commitments and contingencies (Note 11)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at December 31, 2023 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2022 (Note 5) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 5)	100,250	99,950

Shareholders' Equity
Series B preferred stock, no par value, 3,256,561 shares issued and outstanding at December 31, 2023 (liquidation preference - $81.4 million); 3,204,640 shares issued and outstanding at December 31, 2022 (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 14,603,563 and 14,453,415 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Paid-in capital	87,415	121,996
Retained earnings	307,260	204,415
Total shareholders’ equity	394,675	326,411
Noncontrolling interests	(2,258)	(1,371)
Total equity	392,417	325,040
Total liabilities, shareholders' equity and temporary equity	$2,706,445	$2,387,814

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	For the Year Ended
	2023	2022
Revenue:
Consumer loans, including past due fees	$879,123	$786,235
Fees and related income on earning assets	238,775	217,071
Other revenue	37,348	42,798
Total operating revenue, net	1,155,246	1,046,104
Other non-operating revenue	630	809
Total revenue	1,155,876	1,046,913

Interest expense	(109,342)	(81,851)
Provision for credit losses	(2,152)	(1,252)
Changes in fair value of loans	(689,577)	(577,069)
Net margin	354,805	386,741

Operating expenses:
Salaries and benefits	43,906	43,063
Card and loan servicing	100,620	95,428
Marketing and solicitation	52,421	62,403
Depreciation	2,560	2,175
Other	26,740	34,400
Total operating expenses	226,247	237,469
Income before income taxes	128,558	149,272
Income tax expense	(26,604)	(14,660)
Net income	101,954	134,612
Net loss attributable to noncontrolling interests	891	985
Net income attributable to controlling interests	102,845	135,597
Preferred stock and preferred unit dividends and discount accretion	(25,198)	(25,076)
Net income attributable to common shareholders	$77,647	$110,521
Net income attributable to common shareholders per common share—basic	$5.35	$7.55
Net income attributable to common shareholders per common share—diluted	$4.24	$5.83

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Temporary Equity

For the Years Ended December 31, 2023 and 2022

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2022	3,188,533	$—	14,804,408	$—	$227,763	$60,236	$(500)	$287,499	$40,000	$99,650
Cumulative effects from adoption of the CECL standard	—	—	—	—	—	8,582	—	8,582	—	—
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(300)	—	—	(300)	—	300
Discount associated with repurchase of preferred stock	—	—	—	—	18	—	—	18	—	—
Preferred stock and preferred unit dividends	—	—	—	—	(24,794)	—	—	(24,794)	—	—
Stock option exercises and proceeds related thereto	—	—	1,211,141	—	3,731	—	—	3,731	—	—
Compensatory stock issuances, net of forfeitures	—	—	112,027	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	19,607	—	—	—	437	—	—	437	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	114	114	—	—
Stock-based compensation costs	—	—	—	—	4,167	—	—	4,167	—	—
Redemption and retirement of preferred shares	(3,500)	—	—	—	(87)	—	—	(87)	—	—
Redemption and retirement of common shares	—	—	(1,674,161)	—	(88,939)	—	—	(88,939)	—	—
Net income (loss)	—	—	—	—	—	135,597	(985)	134,612	—
Balance at December 31, 2022	3,204,640	$—	14,453,415	$—	$121,996	$204,415	$(1,371)	$325,040	$40,000	$99,950
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(300)	—	—	(300)	—	300
Discount associated with repurchase of preferred stock	—	—	—	—	16	—	—	16	—	—
Preferred stock and preferred unit dividends	—	—	—	—	(24,914)	—	—	(24,914)	—	—
Stock option exercises and proceeds related thereto	—	—	576,758	—	3,405	—	—	3,405	—	—
Compensatory stock issuances, net of forfeitures	—	—	148,546	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	53,727	—	—	—	1,118	—	—	1,118	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Stock-based compensation costs	—	—	—	—	3,783	—	—	3,783	—	—
Redemption and retirement of preferred shares	(1,806)	—	—	—	(45)	—	—	(45)	—	—
Redemption and retirement of common shares	—	—	(575,156)	—	(17,644)	—	—	(17,644)	—	—
Net income (loss)	—	—	—	—	—	102,845	(891)	101,954	—	—
Balance at December 31, 2023	3,256,561	$—	14,603,563	$—	$87,415	$307,260	$(2,258)	$392,417	$40,000	$100,250

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2023	2022
Operating activities
Net income	$101,954	$134,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	4,043	4,848
Provision for credit losses	2,152	1,252
Deferred income tax expense	37,825	20,975
Income from accretion of merchant fees and discount associated with receivables purchases	(146,880)	(137,179)
Changes in fair value of loans	689,577	577,069
Amortization of debt issuance costs	7,179	5,101
Stock-based compensation costs	3,783	4,167
Lease liability payments	(1,871)	(4,053)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(247,353)	(252,704)
Decrease in income tax liability	(12,688)	(10,563)
Increase in accounts payable and accrued expenses	18,414	4,260
Other	3,182	(155)
Net cash provided by operating activities	459,317	347,630

Investing activities
Proceeds from recoveries on charged off receivables	51,578	32,361
Investments in earning assets	(2,516,359)	(2,546,127)
Proceeds from earning assets	1,796,570	1,836,333
Purchases and development of property	(3,992)	(4,852)
Net cash used in investing activities	(672,203)	(682,285)

Financing activities
Noncontrolling interests contributions	4	114
Proceeds from issuance of Series B preferred stock, net of issuance costs	1,118	437
Preferred stock and preferred unit dividends	(24,910)	(24,793)
Proceeds from exercise of stock options	3,405	3,731
Purchase and retirement of outstanding stock	(17,673)	(89,008)
Proceeds from borrowings	955,278	680,527
Repayment of borrowings	(753,877)	(309,753)
Net cash provided by financing activities	163,345	261,255
Effect of exchange rate changes on cash	2	(36)
Net decrease in cash and cash equivalents and restricted cash	(49,539)	(73,436)
Cash and cash equivalents and restricted cash at beginning of period	433,192	506,628
Cash and cash equivalents and restricted cash at end of period	$383,653	$433,192
Supplemental cash flow information
Cash paid for interest	$99,450	$75,357
Net cash income tax payments	$1,467	$4,248
Accretion of discount associated with issuance of subsidiary equity	$300	$300
Increase in accrued and unpaid preferred stock and preferred unit dividends	$4	$1

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of Atlanticus Holdings Corporation (the "Company") and those entities we control. We are a purpose driven financial technology company. We are primarily focused on facilitating consumer credit through the use of our financial technology and related services. Through our subsidiaries, we provide technology and other support services to lenders who offer an array of financial products and services to consumers who may have been declined by other providers of credit.

We are principally engaged in providing products and services to lenders in the U.S. and, in most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. From time to time, we also purchase receivables portfolios from third parties. In these Notes to Consolidated Financial Statements, "receivables" or "loans" typically refer to receivables we have purchased from our bank partners or from third parties.

Within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $39 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retailers and healthcare providers, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

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

As a result of the declaration of a national emergency and the associated government policy responses to COVID-19 and corresponding inflation, certain consumers were previously offered the ability to defer their payment without penalty during the national emergency period. In March 2020, the federal bank regulatory agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" ("COVID-19 Guidance"). The COVID-19 Guidance encouraged financial institutions to work prudently with borrowers that were unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the COVID-19 Guidance, certain consumers negatively impacted by COVID-19 were provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continued to accrue interest and their delinquency status was not changed through the deferment period. The Biden administration ended the COVID-19 national and public health emergencies on May 11, 2023. This action ended the flexibility provided under the COVID-19 Guidance. The long-term impact that the cessation of certain benefits provided under emergency relief programs will have on our consumers is uncertain although the remaining financial statement impact for those customers previously provided the aforementioned short-term payment deferrals and fee waivers is not material.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables, significantly affect the reported amount (and changes thereon) of our Loans at fair value on our consolidated balance sheets and consolidated statements of income.

We have eliminated all significant intercompany balances and transactions for financial reporting purposes.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s policy is to consolidate the financial statements of entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by evaluating whether the entity is a voting interest entity or variable interest entity ("VIE") and if the accounting guidance requires consolidation. For more information on the Company's VIEs, see Note 8 "Variable Interest Entities".

Unrestricted Cash and Cash Equivalents

Unrestricted cash and cash equivalents consist of cash, money market investments and overnight deposits. We consider all highly liquid cash investments with low interest rate risk and original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. We maintain unrestricted cash and cash equivalents for general operating purposes. We maintain our cash and cash equivalents in accounts at regulated domestic financial institutions in amounts that exceed FDIC insured amounts. All cash balances are maintained at well capitalized institutions.

Restricted Cash

Restricted cash includes certain collections on loans, interest and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash balances also include minimum cash balances held in accounts at the request of certain of our business partners.

Loans, Interest and Fees Receivable

We maintain two categories of Loans on our consolidated balance sheets: those that are carried at fair value (Loans at fair value) and those that are carried at net amortized cost (Loans at amortized cost). For our Loans at fair value (within our CaaS segment), interest and fees are discontinued when the receivable becomes contractually 90 or more days past due. For our Loans at amortized cost (within our Auto Finance segment), we continue interest and fee billings until the time of chargeoff if there is adequate value associated with the underlying asset serving as collateral for the receivable. Once a loan discontinues accruing interest and fees it is ineligible to return to accrual status. We charge off receivables underlying our Loans at fair value, against our Changes in fair value of loans, when they become contractually more than 180 days past due, or 120 days past due if they are enrolled in an installment loan product. We charge off our Loans at amortized cost receivables, against our Allowances for credit losses, when they become contractually more than 180 days past due. For all of our receivables portfolios, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or estate large enough to pay the debt in full.

We adopted Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments on January 1, 2022. This ASU requires the use of an impairment model (the current expected credit loss ("CECL") model) that is based on expected rather than incurred losses. The ASU also allows for a one-time fair value election for receivables. Upon adoption, we elected the fair value option for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost and recorded an increase to our Allowances for credit losses for our remaining Loans at amortized cost associated with our Auto Finance segment. The adoption of CECL resulted in an increase to our opening balance of retained earnings of $8.6 million.

Loans at fair value. Loans at fair value represent receivables for which we have elected the fair value option (the "Fair Value Receivables"). The Fair Value Receivables are held by entities that qualify as VIEs, and are consolidated onto our consolidated balance sheets, some portfolios of which are unencumbered and some of which are still encumbered under structured or other financing facilities. Loans and finance receivables include accrued and unpaid interest and fees. As discussed above, as of January 1, 2022 all receivables associated with our private label credit and general purpose credit cards are included within this category of receivables.

Under the fair value option, direct loan origination fees (such as annual and merchant fees) are taken into income when billed to the consumer or upon loan acquisition and direct loan origination costs are expensed in the period incurred. The Company estimates the fair value of the loans using a discounted cash flow model, which considers various unobservable inputs such as credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables. The Company re-evaluates the fair value of loans receivable at the close of each measurement period. Changes in the fair value of loans are recorded as a component of "Changes in fair value of loans" in the consolidated statements of income in the period of the fair value changes. Changes in the fair value of loans include the impact of current period charge-offs associated with these receivables.

Further details concerning our loans at fair value are presented within Note 6, "Fair Values of Assets and Liabilities."

Loans at amortized cost. Our loans at amortized cost, currently consist of receivables associated with our Auto Finance segment’s operations. We purchased auto loans with outstanding principal of $233.6 million and $214.7 million for the years ended December 31, 2023 and 2022, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

We show an allowances for credit losses for our loans at amortized cost. A considerable amount of judgment is required to assess the ultimate amount of expected losses on loans at amortized cost, and we regularly evaluate and update our methodologies to determine the most appropriate allowance necessary. Our loans at amortized cost consist of smaller-balance, homogeneous loans in our Auto Finance segment. These loans are further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowances for credit losses using reasonable and supportable forecasts that analyze some or all of the following attributes unique to each type of receivable pool: historical loss rates on similar loans; current delinquency and roll-rate trends which may indicate consumer loss rates in excess or less than those which historical trends might suggest; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers such as inflation or other macroeconomic changes; changes in underwriting criteria; unfunded commitments (to the extent they are unconditional), and estimated recoveries. The aforementioned inputs are calculated using historical trends over the most recent five year period, and adjusted as needed for current trends and reasonable and supportable forecasts. We may individually evaluate a receivable or pool of receivables for credit losses if circumstances indicate that the receivable or pool of receivables may be at higher risk for non-performance than other receivables (e.g., if a particular retail or auto-finance partner has indications of non-performance (such as a bankruptcy) that could impact the underlying pool of receivables we purchased from the partner).

Certain of our loans at amortized cost also contain components of deferred revenue related to loan discounts on the purchase of our auto finance receivables. As of December 31, 2023 and December 31, 2022, the weighted average remaining accretion period for the $17.9 million and $16.2 million of deferred revenue reflected in the consolidated balance sheets was 26 and 27 months, respectively.

A roll-forward (in millions) of our allowances for credit losses by class of receivable is as follows:

For the Year Ended December 31, 2023	Auto Finance
Allowances for credit losses:
Balance at beginning of period	$(1.6)
Provision for credit losses	(2.2)
Charge-offs	3.9
Recoveries	(1.9)
Balance at end of period	$(1.8)

For the Year Ended December 31, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowances for credit losses:
Balance at beginning of period	$(43.4)	$(1.4)	$(12.4)	$(57.2)
Cumulative effects from adoption of fair value under the CECL standard	43.4	—	12.4	55.8
Cumulative effects from adoption of the CECL standard	—	(0.2)		(0.2)
Provision for credit losses	—	(1.3)	—	(1.3)
Charge-offs	—	2.6	—	2.6
Recoveries	—	(1.3)	—	(1.3)
Balance at end of period	$—	$(1.6)	$—	$(1.6)

Delinquent loans at amortized cost reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date. Amounts we believe we will not ultimately collect are included as a component in our overall allowances for credit losses.

Recoveries, noted above, consist of amounts received from the efforts of third-party collectors. All proceeds received, associated with charged-off accounts, are credited to the allowances for credit losses.

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans at amortized cost (in millions) as of December 31, 2023 and December 31, 2022 is as follows:

As of December 31, 2023	Auto Finance
30-59 days past due	$9.4
60-89 days past due	3.4
90 or more days past due	3.5
Delinquent loans at amortized cost	16.3
Current loans at amortized cost	101.7
Total loans at amortized cost	$118.0
Balance of loans greater than 90-days delinquent still accruing interest and fees	$2.6

As of December 31, 2022	Auto Finance
30-59 days past due	$8.5
60-89 days past due	3.0
90 or more days past due	2.1
Delinquent loans at amortized cost	13.6
Current loans at amortized cost	91.7
Total loans at amortized cost	$105.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$1.7

Loan Modifications and Restructurings

We adopted Accounting Standards Update ("ASU") No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023. The disclosures required by this ASU are required for receivables held at amortized cost and exclude those accounted for using fair value.  As the significant majority of the Company's receivables are held at fair value, the adoption of this ASU did not have a material impact on the Company's financial results and accompanying disclosures.

We review our Loans at amortized cost to determine if any modifications for borrowers experiencing financial difficulty were made that would qualify the receivable as a Financial Difficulty Modification ("FDM"). This could include a restructuring of the loan terms to alleviate the burden of the borrower's near-term cash requirements, such as a modification of terms to reduce or defer cash payments to help the borrower attempt to improve its financial condition. For the years ended December 31, 2023, no Loans at amortized cost qualified as a FDM. Prior to the adoption of ASU 2022-02, we reviewed our Loans at amortized cost to determine if any modifications for borrowers experiencing financial difficulty were made that would qualify the receivable as a troubled debt restructuring ("TDR"). This could include a restructuring of the loan terms to alleviate the burden of the borrower's near-term cash requirements, such as a modification of terms to reduce or defer cash payments to help the borrower attempt to improve its financial condition. For the years ended December 31, 2022, no Loans at amortized cost qualified as a TDR.

Property at Cost, Net of Depreciation

We capitalize costs related to internal development and implementation of software used in our operating activities. These capitalized costs consist almost exclusively of fees paid to third-party consultants to develop code and install and test software specific to our needs and to customize purchased software to maximize its benefit to us.

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

We periodically review our property to determine if it is impaired. We incurred no impairment costs in the years ended December 31, 2023 and 2022.

Leases

We determine if an arrangement contains a lease at inception, and leases are classified as either operating or finance leases at the lease commencement date. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. When readily determinable, we use the implicit rate within the lease. As most of our leases do not provide an implicit interest rate, we generally use our incremental borrowing rate. The incremental borrowing rate is based on the estimated rate of interest for fully collateralized and fully amortizing borrowings over a similar term as the lease payments at commencement date. The incremental borrowing rate is used to determine the present value of lease payments. Our expected lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Expenses associated with operating leases are recorded in Other expenses on our Consolidated Statements of Income. Short-term leases with a term of 12 months or less are not capitalized.

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

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include fees associated with credit products such as annual fee billings and cash advance fees, among others. These fees are assessed on the receivables underlying the private label and general purpose credit cards we service.

Fees are assessed on private label and general purpose credit card accounts underlying our credit card receivables according to the terms of the related agreements and we recognize these fees as income when they are charged to the customers’ accounts. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans.

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

Revenue from Contracts with Customers

The majority of our revenue is earned from financial instruments and is not included within the scope of Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers". We have determined that revenue from contracts with customers would primarily consist of interchange revenues in our CaaS segment and servicing revenue and other customer-related fees in both our CaaS segment and our Auto Finance segment. Interchange fees are earned when our customers’ cards are used over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction and these fees are settled daily. Servicing revenue is generated by meeting contractual performance obligations related to the collection of amounts due on receivables, and is settled with the customer net of our fee, which can be settled daily or monthly. Service charges and other customer related fees are earned from customers based on the occurrence of specific services and are paid by customers per the terms of their credit agreement. None of these revenue streams result in an ongoing obligation beyond what has already been rendered. Revenue from these contracts with customers comprises Other revenue on our consolidated statements of income. Components (in thousands) of our revenue from contracts with customers is as follows:

For the Year Ended December 31, 2023	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$21,453	$—	$21,453
Servicing income	3,340	749	4,089
Service charges and other customer related fees	11,731	75	11,806
Total revenue from contracts with customers	$36,524	$824	$37,348

(1) Interchange revenue is presented net of customer reward expense.

For the Year Ended December 31, 2022	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$24,926	$—	$24,926
Servicing income	3,259	888	4,147
Service charges and other customer related fees	13,658	67	13,725
Total revenue from contracts with customers	$41,843	$955	$42,798

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

Recent Accounting Pronouncements

In  June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses (known as the current expected credit loss model). This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. The FASB has added several technical amendments (ASU 2018-19, 2019-04, 2019-10, 2019-11 and 2020-03) to clarify technical aspects of the guidance and applicability to specific financial instruments or transactions. In May 2019, the FASB issued ASU 2019-05, which allows entities to measure assets in the scope of ASC 326-20, except held to maturity securities, using the fair value option when they adopt the new credit impairment standard. The election can be made on an instrument by instrument basis. We adopted ASU 2016-13 beginning January 1, 2022, using the modified retrospective method of adoption. We elected the fair value option for all receivables in our CaaS segment previously measured at amortized cost. For all other receivables, we recorded an increase to our Allowances for credit losses using the current expected credit loss model. As a result of our adoption, we increased our Loans at fair value (net of the related revaluation) by $315.0 million (with a corresponding decrease to Loans at amortized cost of $375.7 million), a decrease to our Allowances for credit losses of $55.6 million, a decrease to our Deferred revenue of $15.6 million, a decrease to Accounts payable and accrued expenses of $600 thousand, an increase to our deferred tax liability of $2.5 million, and an increase to our retained earnings of $8.6 million. The aforementioned impacts associated with our adoption of ASU 2016-13 primarily relate to those assets within our CaaS segment with an immaterial impact to our Auto Finance segment receivables.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of ASC 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate reform. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848", to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. These ASUs are effective for all entities upon their respective issuance dates through December 31, 2024. We have reviewed all outstanding financial agreements, noting none utilize London Interbank Offered Rate ("LIBOR") as the reference rate and, as such, determined there is no impact to our consolidated financial statements.

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

We have no material amounts of long lived assets located outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Year Ended December 31, 2023	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$839,995	$39,128	$879,123
Fees and related income on earning assets	238,691	84	238,775
Other revenue	36,524	824	37,348
Total operating revenue, net	1,115,210	40,036	1,155,246
Other non-operating revenue	422	208	630
Total revenue	1,115,632	40,244	1,155,876
Interest expense	(105,990)	(3,352)	(109,342)
Provision for credit losses	—	(2,152)	(2,152)
Changes in fair value of loans	(689,577)	—	(689,577)
Net margin	$320,065	$34,740	$354,805
Income before income taxes	$116,522	$12,036	$128,558
Income tax expense	$(23,709)	$(2,895)	$(26,604)
Total assets	$2,602,615	$103,830	$2,706,445

Year Ended December 31, 2022	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$751,052	$35,183	$786,235
Fees and related income on earning assets	216,989	82	217,071
Other revenue	41,843	955	42,798
Total operating revenue, net	1,009,884	36,220	1,046,104
Other non-operating revenue	698	111	809
Total revenue	1,010,582	36,331	1,046,913
Interest expense	(79,875)	(1,976)	(81,851)
Provision for credit losses	—	(1,252)	(1,252)
Changes in fair value of loans	(577,069)	—	(577,069)
Net margin	$353,638	$33,103	$386,741
Income before income taxes	$146,577	$2,695	$149,272
Income tax expense	$(14,122)	$(538)	$(14,660)
Total assets	$2,295,092	$92,722	$2,387,814

4.	Shareholders’ Equity and Preferred Stock

During the years ended December 31, 2023 and 2022, we repurchased and contemporaneously retired 575,156 shares and 1,674,161 shares of our common stock at an aggregate cost of $17.6 million and $88.9 million, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

Preferred Stock

In  June and July 2021, we issued an aggregate of 3,188,533 shares of 7.625% Series B Cumulative Perpetual Preferred Stock (the "Series B Preferred Stock"), liquidation preference of $25.00 per share (the "Series B Preferred Stock"), for net proceeds of approximately $76.5 million after deducting underwriting discounts and commissions, but before deducting expenses and the structuring fee. We pay cumulative cash dividends on the Series B Preferred Stock, when and as declared by our Board of Directors, in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation preference per share.

During the years ended December 31, 2023 and 2022, we repurchased and contemporaneously retired 1,806 shares and 3,500 shares of Series B Preferred Stock at an aggregate cost of $29,000 and $69,000, respectively.

ATM Programs

On August 10, 2022, the Company entered into an At Market Issuance Sales Agreement (the "Preferred Stock Sales Agreement") providing for the sale by the Company of up to an aggregate offering price of $100.0 million of our (i) Series B Preferred Stock and (ii) senior notes, from time to time through a sales agent, in connection with the Company's "at-the-market" offering program (the "Preferred Stock ATM Program"). Further, on  December 29, 2023, the Company entered into an At-The-Market Sales Agreement (the "Common Stock Sales Agreement") providing for the sale by the Company of its common stock, no par value per share, up to an aggregate offering price of $50.0 million, from time to time to or through a sales agent, in connection with the Company’s Common Stock ATM Program ("Common Stock ATM Program"). Sales pursuant to both the Preferred Stock Sales Agreement and Common Stock Sales Agreement, if any, may be made in transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Global Select Market. The sales agents will make all sales using commercially reasonable efforts consistent with their normal trading and sales practices up to the amount specified in, and otherwise in accordance with the terms of, the placement notices.

During the years ended December 31, 2023 and 2022, we sold 53,727 shares and 19,607 shares, respectively of our Series B Preferred Stock under our Preferred Stock ATM Program for net proceeds of $1.1 million and $0.4 million, respectively. During the year ended December 31, 2023, no common shares were sold under the Company’s Common Stock ATM Program.

5.	Redeemable Preferred Stock

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company ("Dove"). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable as declared, and in preference to any dividends on common stock and Series B Preferred Stock, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of holders of a majority of the shares of Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the shares of Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the consolidated balance sheets. Dividends paid on the Series A Preferred Stock are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. The common stock issuable upon conversion of Series A Preferred Stock is included in our calculation of Net income attributable to common shareholders per share—diluted. See Note 13, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B Preferred Units may, at its election, require the Company to redeem part or all of such holder’s Class B Preferred Units for cash at $1.00 per unit, on or after October 14, 2024. The proceeds from the transaction are being used for general corporate purposes. The Company has the right to redeem the Class B Preferred Units at any time with notice. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 13, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

6.	Fair Values of Assets and Liabilities

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We update our fair value analysis each quarter, with changes since the prior reporting period reflected as a component of "Changes in fair value of loans" in the consolidated statements of income. Changes in interest rates, credit spreads, discount rates, realized and projected credit losses and cash flow timing will lead to changes in the fair value of loans and therefore impact earnings.

Fair value differs from amortized cost accounting in the following ways:

•	Receivables are recorded at their fair value, not their principal and fee balance or cost basis;
•	The fair value of the loans takes into consideration net charge-offs for the remaining life of the loans with no separate allowance for credit loss calculation;
•	Certain fee billings (such as annual or merchant fees) and expenses of loans are no longer deferred but recognized (when billed or incurred) in income or expense, respectively;
•	The net present value of cash flows associated with future fee billings on existing receivables are included in fair value;
•	Changes in the fair value of loans impact net margins; and
•	Net charge-offs are recognized as they occur rather than through the establishment of an allowance and provision for credit losses for those loans, interest and fees receivable carried at amortized cost.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2023 and December 31, 2022 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of December 31, 2023 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$105,409	$98,425
Loans at fair value	$—	$—	$2,173,759	$2,173,759

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

Assets – As of December 31, 2022 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$94,968	$87,434
Loans at fair value	$—	$—	$1,817,976	$1,817,976

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our consolidated statements of income as a component of "Changes in fair value of loans". For our loans, interest and fees receivable included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the years ended December 31, 2023 and 2022:

	Loans at Fair Value
	2023	2022
Balance at January 1,	$1,817,976	$1,026,424
Cumulative effects from adoption of fair value under the CECL standard	—	314,985
Changes in fair value of loans at fair value, included in earnings	71,024	(32,574)
Changes in fair value due to principal charge-offs, net of recoveries	(538,146)	(367,213)
Changes in fair value due to finance and fee charge-offs	(222,455)	(177,282)
Purchases	2,427,095	2,466,676
Finance and fees, added to the account balance	970,006	874,749
Settlements	(2,351,741)	(2,287,789)
Balance at December 31,	$2,173,759	$1,817,976

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs.

Loans at Fair Value. The fair value of loans at fair value is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using internally-developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2023 and December 31, 2022. Our fair value models include market degradation to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest. This market degradation is included in the below quantitative information:

Quantitative Information about Level 3 Fair Value Measurement

Fair Value Measurement	Fair Value at December 31, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans at fair value	$2,173,759	Discounted cash flows	Gross yield, net of finance charge charge-offs	28.3% to 38.4% (34.5%)
			Payment rate	9.5% to 9.6% (9.5%)
			Expected principal credit loss rate	30.8% to 35.6% (32.7%)
			Servicing rate	3.0% to 3.4% (3.2%)
			Discount rate	7.1% to 13.1% (10.0%)

Fair Value Measurement	Fair Value at December 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans at fair value	$1,817,976	Discounted cash flows	Gross yield, net of finance charge charge-offs	24.7% to 36.1% (31.6%)
			Payment rate	5.0% to 11.4% (10.3%)
			Expected principal credit loss rate	9.2% to 30.3% (30.2%)
			Servicing rate	3.5% to 6.4% (3.6%)
			Discount rate	5.6% to 15.0% (10.1%)

(1)

Weighted average rates are calculated using the quotient of the gross outstanding balance of receivables at period end for each pool of receivables and the entire pool of receivables multiplied by the applicable rate for each pool of receivables

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2023 and 2022 fair values and carrying amounts of our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,838,647	$1,838,647
Amortizing debt facilities	$—	$—	$23,038	$23,038
Senior notes, net	$138,229	$—	$—	$144,453

Liabilities – As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,630,111	$1,630,111
Amortizing debt facilities	$—	$—	$23,195	$23,195
Senior notes, net	$125,640	$—	$—	$144,385

For our notes payable where market prices are not available, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk. We have evaluated the fair value of our third party debt by analyzing the expected repayment terms and credit spreads included in our recent financing arrangements obtained with similar terms. These recent financing arrangements provide positive evidence that the underlying data used in our assessment of fair value has not changed relative to the general market and therefore the fair value of our debt continues to be the same as the carrying value. See Note 10, "Notes Payable," for further discussion on our other notes payable.

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2023 and December 31, 2022 concerning certain assets and liabilities we carry at fair value are as follows:

As of December 31, 2023	Loans at Fair Value	Loans at Fair Value Pledged as Collateral under Structured Financings
Aggregate unpaid gross balance of loans at fair value	$507	$2,410,748
Aggregate unpaid principal balance included within loans at fair value	$491	$2,176,845
Aggregate fair value of loans at fair value	$508	$2,173,251
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$—	$29,149
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$9	$147,803

As of December 31, 2022	Loans at Fair Value	Loans at Fair Value Pledged as Collateral under Structured Financings
Aggregate unpaid gross balance of loans at fair value	$786	$2,119,340
Aggregate unpaid principal balance included within loans at fair value	$760	$1,910,090
Aggregate fair value of loans at fair value	$765	$1,817,211
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$3	$8,362
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$4	$144,767

7.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2023	2022
Software	$850	$850
Furniture and fixtures	3,286	2,872
Data processing and telephone equipment	684	502
Leasehold improvements	5,972	3,437
Other	7,576	6,910
Total cost	18,368	14,571
Less accumulated depreciation	(6,923)	(4,558)
Property, net	$11,445	$10,013

Depreciation expense totaled $2.6 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively.

8.	Variable Interest Entities

The Company contributes the vast majority of receivables to VIEs. These entities are sometimes established to facilitate third party financing. When assets are contributed to a VIE, they serve as collateral for the debt securities issued by that VIE. The evaluation of whether the entity qualifies as a VIE is based upon the sufficiency of the equity at risk in the legal entity. This evaluation is generally a function of the level of excess collateral in the legal entity. We consolidate VIEs when we hold a variable interest and we have exposure to loss that has the potential to be significant and therefore, are the primary beneficiary. Through our role as servicer, we have the power to direct activities to service the receivables (in accordance with defined servicing procedures), and as such, have the ability to significantly impact the economic performance of those VIEs. In certain circumstances we guarantee the performance of the underlying debt or agree to contribute additional collateral when necessary, which results in retention of exposure to loss that has the potential to be significant. As a result, the Company is the primary beneficiary and consolidates the VIEs. When collateral is pledged, it is not available for the general use of the Company and can only be used to satisfy the related debt obligation. The results of operations and financial position of consolidated VIEs are included in our consolidated financial statements.

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	December 31, 2023	December 31, 2022
Unrestricted cash and cash equivalents	$158.0	$202.2
Restricted cash and cash equivalents	20.5	27.6
Loans at fair value	2,128.6	1,735.9
Total Assets held by VIEs	$2,307.1	$1,965.7
Notes Payable, net held by VIEs	$1,795.9	$1,586.0
Maximum exposure to loss due to involvement with VIEs	$2,099.0	$1,756.0

9.	Leases

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

	For the Year Ended December 31,
	2023	2022
Operating lease cost, gross	$2,558	$4,431
Sublease income	(96)	(2,165)
Net Operating lease cost	$2,462	$2,266
Cash paid under operating leases, gross	$1,871	$4,053

Weighted average remaining lease term - months	122	133
Weighted average discount rate	6.6%	6.5%

As of December 31, 2023, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2024	$2,948	$(40)	$2,908
2025	2,807	—	2,807
2026	2,672	—	2,672
2027	2,555	—	2,555
2028	2,536	—	2,536
Thereafter	14,848	—	14,848
Total lease payments	28,366	(40)	28,326
Less imputed interest	(8,186)
Total	$20,180

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

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2023, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

10.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of December 31, 2023 and December 31, 2022 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	December 31, 2023	December 31, 2022

Revolving credit facilities at a weighted average interest rate equal to 6.3% as of December 31, 2023 (5.1% as of December 31, 2022) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $2,252.9 million as of December 31, 2023 ($1,856.2 million as of December 31, 2022)

Revolving credit facility, not to exceed $65.0 million (expiring November 1, 2025) (1) (2) (3)	$42.7	$44.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2025) (2) (3) (4) (5)	38.6	50.0
Revolving credit facility, not to exceed $100.0 million (expiring December 15, 2025) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $50.0 million (expiring July 20, 2025) (2) (3) (4) (5)	47.5	24.6
Revolving credit facility, not to exceed $20.0 million (expiring December 11, 2024) (2) (3) (4) (5)	14.3	11.1
Revolving credit facility, not to exceed $200.0 million (paid off in September 2023)	—	188.9
Revolving credit facility, not to exceed $88.9 million (paid off in November 2023) (3) (4) (5) (6)	—	100.0
Revolving credit facility, not to exceed $250.0 million (expiring October 15, 2025) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $35.0 million (expiring July 31, 2026) (2) (3) (4) (5)	15.0	25.0
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $75.0 million (expiring September 1, 2025) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $300.0 million (expiring May 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $250.0 million (expiring January 15, 2029) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $100.0 million (expiring August 5, 2024) (3) (4) (5) (6)	50.0	—
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2027) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $20.0 million (expiring May 26, 2026) (3) (4) (5)	—	—
Revolving credit facility, not to exceed $300.0 million (expiring February 15, 2028) (3) (4) (5) (6)	300.0	—
Revolving credit facility, not to exceed $150.0 million (expiring May 17, 2027) (3) (4) (5) (6)	150.0	—
Other facilities
Other debt	5.6	5.8
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Total notes payable before unamortized debt issuance costs and discounts	1,881.1	1,666.9
Unamortized debt issuance costs and discounts	(19.4)	(13.6)
Total notes payable outstanding, net	$1,861.7	$1,653.3

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs. See Note 8, "Variable Interest Entities" for more information.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of December 31, 2023, the Prime Rate was 8.50% and the Secured Overnight Financing Rate ("SOFR") was 5.38%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $38.6 million was drawn as of December 31, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to SOFR plus 3.0%. The facility matures on October 30, 2025 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $42.7 million was drawn as of December 31, 2023). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to SOFR plus a range between 2.25% and 2.6% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of December 31, 2023, the facility's borrowing limit was $65.0 million and the facility matures on November 1, 2025. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $47.5 million was drawn as of December 31, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term Secured Overnight Financing Rate ("Term SOFR") plus 3.6%. An amendment was completed in July 2023 that extended the maturity to July 20, 2025. There were no other material changes to the existing terms. The facility is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered a revolving credit facility to sell up to an aggregate $100.0 million of notes that are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of December 31, 2023) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes equals the SOFR plus 3.75%. The facility matures on December 15, 2025, and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. As of December 31, 2023, the aggregate borrowing limit was $100.0 million.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $14.3 million was drawn as of December 31, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Prime Rate. The facility matures on December 11, 2024. The note is guaranteed by Atlanticus.

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

In July 2020, we (through a wholly owned subsidiary) sold $100.0 million of ABS secured by certain private label credit receivables. The terms of the ABS allowed for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities was fixed at 5.47%. This facility was paid off in November 2023.

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

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $35.0 million borrowing limit (of which $15.0 million was drawn as of December 31, 2023) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the Prime Rate or 4%. The facility matures on July 31, 2026 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  June 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

In September 2021, we (through a wholly owned subsidiary) entered a term facility with a $75.0 million limit (of which $0.0 million was outstanding as of December 31, 2023) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term SOFR plus 2.75%. The terms of the facility allow for a 24-month revolving structure with an 18-month amortization period and the facility matures in (as subsequently amended) September 2025.

In November 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026). The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 3.53%.

In May 2022, we (through a wholly owned subsidiary) entered a $250.0 million ABS agreement (of which $250.0 million was drawn as of December 31, 2023) secured by certain credit card receivables (expiring January 15, 2029). The terms of the ABS allow for a five-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.33%.

In August 2022, we (through a wholly owned subsidiary) entered a $100.0 million ABS agreement secured by certain credit card receivables (of which $50.0 million was outstanding as of December 31, 2023) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on the Term SOFR plus 1.8%. The facility matures on August 5, 2024.

In September 2022, we (through a wholly owned subsidiary) sold $100.0 million of ABS secured by certain private label credit receivables (expiring March 15, 2027). A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our private label credit receivables, noted above, and the remaining proceeds have been invested in the acquisition of receivables. The terms of the ABS allow for a 3-year revolving structure with an 18-month amortization period. The weighted average interest rate on the securities is fixed at 7.32%.

In May 2023, we (through a wholly owned subsidiary) entered a revolving credit facility with a $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $0.0 million was drawn as of December 31, 2023). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 3.75%. The facility matures on May 26, 2026 and is subject to certain covenants and restrictions of which the failure could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

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

In November 2023, we (through a wholly owned subsidiary) sold $150.0 million of ABS secured by certain private label credit receivables (expiring May 17, 2027). A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our private label credit receivables, noted above, and the remaining proceeds have been invested in the acquisition of receivables. The terms of the ABS allow for a 2-year revolving structure with an 18-month amortization period. The weighted average interest rate on the securities is fixed at 9.39%.

As of December 31, 2023, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In  November 2021, we issued $150.0 million aggregate principal amount of senior notes (included on our consolidated balance sheet as "Senior notes, net"). The senior notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The senior notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the senior notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The senior notes bear interest at the rate of 6.125% per annum. Interest on the senior notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The senior notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the senior notes into interest expense over the expected life of the notes. Amortization of these fees for the years ended December 31, 2023 and 2022 totaled $1.4 million and $1.4 million, respectively. We repurchased $1.4 million and $0.0 of the outstanding principal amount of these senior notes for years ended December 31, 2023 and 2022, respectively.

11.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $2.5 billion at December 31, 2023. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of December 31, 2023, CAR had unfunded outstanding floor-plan financing commitments totaling $10.2 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines and is not unconditional.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $23.8 million remains pledged as of December 31, 2023 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of December 31, 2023, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling with our issuing bank partners in a credit protection program, which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $75.2 million as of December 31, 2023. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

Concentrations

We acquire all of our fair value receivables under agreements with two third-party originating institutions.

Our five largest retail partners account for over 70% of our outstanding private label credit receivables as of December 31, 2023. Our receivables base is diverse and spread across individual consumers in the U.S. As of December 31, 2023, only one state (Texas) had receivables concentration in excess of 10% of the total pool of receivables.

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

The current and deferred portions (in thousands) of our federal, foreign, and state and other income tax expenses or benefits are as follows:

	For the Year Ended December 31,
	2023	2022
Federal income tax (expense):
Current tax benefit	$11,536	$4,352
Deferred tax (expense)	(34,056)	(16,623)
Total federal income tax (expense)	$(22,520)	$(12,271)
Foreign income tax (expense):
Current tax (expense)	$(124)	$(183)
Deferred tax benefit	10	3
Total foreign income tax (expense)	$(114)	$(180)
State and other income tax (expense):
Current tax (expense) benefit	$(191)	$2,146
Deferred tax (expense)	(3,779)	(4,355)
Total state and other income tax (expense)	$(3,970)	$(2,209)
Total income tax (expense)	$(26,604)	$(14,660)

We experienced an effective income tax expense rate of 20.6% and 9.8% for the years ended December 31, 2023, and December 31, 2022, respectively. Our effective income tax expense rates for these years are below the statutory rate principally due to (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Offsetting the above factors are the effects on our effective tax rate of state and foreign income tax expense, taxes on global intangible low-taxed income, and executive compensation deduction limitations under Section 162(m) of the Code. Further details related to the above are reflected in the table below reconciling our effective income tax expense rate to the statutory rate.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of income. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. We recognized $0.4 million in potential interest expense associated with uncertain tax positions during the year ended December 31, 2023, compared to de minimis interest expense experienced in 2022.

The following table reconciles our effective income tax expense rate to the statutory rate for 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
Statutory federal expense rate	21.0%	21.0%
(Decrease) increase in statutory federal tax expense rate resulting from:
Share-based compensation	(2.3)	(10.5)
Section 162(m) of the Code executive compensation deduction limitations	2.3	0.2
Net interest and penalties related to uncertain tax positions and unpaid tax liabilities	0.1	0.1
Interest expense on preferred stock classified as debt for tax purposes	(2.6)	(2.3)
Foreign taxes	(0.2)	(0.2)
State taxes, net of federal tax benefit	3.9	2.7
Valuation allowances changes affecting the provision for income taxes	(1.5)	(1.3)
Prior year provision to return reconciling items, tax effects of non-controlling interests, and other	(0.4)	(0.1)
Global intangible low-taxed income tax	0.3	0.2
Effective tax expense rate	20.6%	9.8%

As of December 31, 2023, and December 31, 2022, the respective significant components (in thousands) of our deferred tax assets and liabilities (which are included as a component of our Income tax liability on our consolidated balance sheets) were:

	As of December 31,
	2023	2022
Deferred tax assets:
Capitalized research and experimentation expenditures and fixed assets	$1,612	$1,445
Provision for credit loss	1,791	1,716
Credit card and other loans receivable fair value election differences	54,208	70,966
Equity-based compensation	1,594	1327
Accrued expenses	183	156
Accruals for state taxes and interest associated with unrecognized tax benefits and unpaid accrued tax liabilities	235	195
Federal net operating loss carry-forwards	35,199	22,626
Federal credit carry-forward	231	—
Foreign net operating loss carry-forward	221	304
Other	1,609	1056
State tax benefits, primarily from net operating losses	26,550	28,796
Deferred tax assets, gross	$123,433	$128,587
Valuation allowances	(18,729)	(20,699)
Deferred tax assets, net of valuation allowances	$104,704	$107,888
Deferred tax (liabilities):
Prepaid expenses and other	$(1,096)	$(1,030)
Equity in income of equity-method investee	(945)	(792)
Market discount on acquired marked discount bonds	(190,918)	(155,879)
Deferred costs	(24)	(641)
Deferred tax (liabilities), gross	$(192,983)	$(158,342)
Deferred tax (liabilities), net	$(88,279)	$(50,454)

We undertook a detailed review of our deferred taxes and determined that a valuation allowance was required for certain deferred tax assets in state tax jurisdictions within the U.S. and in the U.K. We reduce our deferred tax assets by valuation allowances if it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making our valuation allowance determinations, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods, and the implementation of tax planning strategies. Because our valuation allowance evaluations require consideration of future events, significant judgment is required in making the evaluations, and our conclusions could be materially different if our expectations are not met. Our valuation allowances totaled $18.7 million and $20.7 million as of December 31, 2023, and December 31, 2022, respectively.

Certain of our deferred tax assets relate to federal, foreign, and state net operating losses, and we have no other net operating loss, capital loss, or credit carryforwards other than those noted herein. We have recorded a federal deferred tax asset of $35.2 million (based on indefinite-lived federal net operating loss carryforwards of $167.3 million). We have recorded state deferred tax assets of $26.5 million based on state net operating loss carryforwards, some of which are indefinite-lived and some which expire in various years beginning in 2024; valuation allowances of $18.2 million have be recorded, however, against the $26.5 million of such state deferred tax assets.

Our subsidiaries file federal, foreign, and/or state and other income tax returns. In the normal course of our business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and various U.S. states and territories. With a few exceptions of a non-material nature, we are no longer subject to federal, state, local, or foreign income tax examinations for years prior to 2019.

Roll-forwards (in thousands) of our unrecognized tax benefits (excluding accrued interest related thereto of $1.1 million as of December 31, 2023, and $0.9 million as of December 31, 2022) from the beginning to the end of 2023 and 2022, respectively, are as follows:

	2023	2022
Balance at January 1,	$(22,692)	$(605)
Reductions based on tax positions related to prior years	21,983	79
(Additions) based on tax positions related to prior years	—	(11,965)
(Additions) based on tax positions related to the current year	(29)	(10,201)
Balance at December 31,	$(738)	$(22,692)

Our unrecognized tax benefits that, if recognized, would affect our effective tax expense rate are not material at only $1.1million and $0.9 million as of  December 31, 2023, and December 31, 2022, respectively.

13.	Net Income Attributable to Controlling Interests Per Common Share

We compute net income attributable to controlling interests per common share by dividing net income attributable to controlling interests by the weighted average number of shares of common stock (including participating securities) outstanding during the period, as discussed below. Diluted computations applicable in financial reporting periods in which we report income use the treasury stock method to reflect the potential dilution to the basic income per share of common stock computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our results of operations. In performing our net income attributable to controlling interests per share of common stock computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations. Common stock and certain unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	December 31,
	2023	2022
Numerator:
Net income attributable to controlling interests	$102,845	$135,597
Preferred stock and preferred unit dividends and discount accretion	(25,198)	(25,076)
Net income attributable to common shareholders—basic	77,647	110,521
Effect of dilutive preferred stock dividends and discount accretion	2,400	2,400
Net income attributable to common shareholders—diluted	$80,047	$112,921
Denominator:
Basic (including unvested share-based payment awards) (1)	14,504	14,629
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,378	4,747
Diluted (including unvested share-based payment awards) (1)	18,882	19,376
Net income attributable to common shareholders per share—basic	$5.35	$7.55
Net income attributable to common shareholders per share—diluted	$4.24	$5.83

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 230,428 for the year ended  December 31, 2023, compared to 137,046 for the year ended  December 31, 2022.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the year ended December 31, 2023. We excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the year ended December 31, 2022.

For the years ended December 31, 2023 and 2022, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 5, "Redeemable Preferred Stock", for a further discussion of these convertible securities.

14.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the "ESPP") and the Fourth Amended and Restated 2014 Equity Incentive Plan (the "Fourth Amended 2014 Plan"). Our ESPP provides that we may issue up to 500,000 shares of our common stock under the plan. Our Fourth Amended 2014 Plan provides that we may grant up to 5,750,000 options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of December 31, 2023, 47,111 shares remained available for issuance under the ESPP and 2,134,266 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the years ended December 31, 2023 and 2022.

Restricted Stock and Restricted Stock Units

During the years ended December 31, 2023 and 2022, we granted 148,546 shares and 105,360 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $3.7 million and $4.9 million, respectively. We incurred expenses of $3.1 million and $2.6 million during the years ended December 31, 2023 and 2022, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of December 31, 2023, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $3.9 million with a weighted-average remaining amortization period of 2.6 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

The table below includes additional information about outstanding restricted stock and restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	147,317	$40.88
Issued	152,446	$25.26
Vested	(51,638)	$33.51
Forfeited	(3,900)	$37.51
Outstanding at December 31, 2023	244,225	$32.75

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0.7 million and $1.6 million related to stock option-related compensation costs during the years ended December 31, 2023 and 2022, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	802,163	$12.23
Issued	—	$—
Exercised	(576,758)	$5.90
Expired/Forfeited	(1,999)	$15.30
Outstanding at December 31, 2023	223,406	$28.52	2.2	$2,502,824
Exercisable at December 31, 2023	178,790	$26.31	2.1	$2,366,192

Information on stock options granted, exercised and vested is as follows (in thousands, except per share data):

	Year ended December 31,
	2023	2022
Weighted average fair value per share of options granted	N/A	N/A
Cash received from options exercised, net	$3,405	$3,731
Aggregate intrinsic value of options exercised	$15,497	$74,296
Grant date fair value of shares vested	$1,435	$1,802

No options were issued during the years ended December 31, 2023 and 2022. We had $0.1 million and $0.8 million of unamortized deferred compensation costs associated with non-vested stock options as of December 31, 2023 and 2022, respectively, with a weighted average remaining amortization period of 0.5 years as of December 31, 2023. Upon exercise of outstanding options, the Company issues new shares.

15.	Employee Benefit Plans

We maintain a defined contribution retirement plan ("401(k) plan") for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. We made matching contributions of $748,734 and $341,245 for the years ended December 31, 2023 and 2022, respectively, which were included as a component of Salaries and benefits in the accompanying Consolidated Statements of Income.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase our common stock up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock on or as promptly as practicable after the last business day of each month. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the purchase date. Employees contributed $108,351 to purchase 3,929 shares of common stock in 2023 and $107,995 to purchase 3,280 shares of common stock in 2022 under the ESPP. The ESPP covers up to 100,000 shares of common stock. Our charge to expense associated with the ESPP was $35,691 and $35,348 in 2023 and 2022 respectively, which were included as a component of Salaries and benefits in the accompanying Consolidated Statements of Income.

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

In June 2007, we entered into a sublease for 1,000 square feet (as later adjusted to 3,100 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. ("HBR"), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $95,653 and $62,422 for 2023 and 2022, respectively. The aggregate amount of payments required under the sublease from January 1, 2024 to the expiration of the sublease in May 2024 is $40,184.

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the years ended December 31, 2023 and 2022, we received $605,374 and $404,302, respectively, of reimbursed costs from HBR associated with these leased employees.

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