Form 10-Q
period 2024-03-31
Atlanticus Holdings Corp
filed 2024-05-10
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, 14,792,092 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2024	2023

Assets
Unrestricted cash and cash equivalents (including $177.2 million and $158.0 million associated with variable interest entities at March 31, 2024 and December 31, 2023, respectively)	$444,809	$339,338
Restricted cash and cash equivalents (including $19.7 million and $20.5 million associated with variable interest entities at March 31, 2024 and December 31, 2023, respectively)	37,494	44,315
Loans at fair value (including $2,107.0 million and $2,128.6 million associated with variable interest entities at March 31, 2024 and December 31, 2023, respectively)	2,150,636	2,173,759
Loans at amortized cost	100,144	98,425
Property at cost, net of depreciation	10,855	11,445
Operating lease right-of-use assets	11,313	11,310
Prepaid expenses and other assets	31,964	27,853
Total assets	$2,787,215	$2,706,445
Liabilities
Accounts payable and accrued expenses	$59,173	$61,634
Operating lease liabilities	20,034	20,180
Notes payable, net (including $1,795.4 million and $1,795.9 million associated with variable interest entities at March 31, 2024 and December 31, 2023, respectively)	1,862,518	1,861,685
Senior notes, net	199,028	144,453
Income tax liability	92,870	85,826
Total liabilities	2,233,623	2,173,778

Commitments and contingencies (Note 10)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding (liquidation preference - $40.0 million) at March 31, 2024 and December 31, 2023 (Note 5) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 5)	100,325	100,250

Shareholders' Equity
Series B preferred stock, no par value, 3,300,704 shares issued and outstanding at March 31, 2024 (liquidation preference - $82.5 million); 3,256,561 shares issued and outstanding at December 31, 2023 (liquidation preference - $81.4 million) (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 14,792,159 and 14,603,563 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Paid-in capital	88,883	87,415
Retained earnings	327,138	307,260
Total shareholders’ equity	416,021	394,675
Noncontrolling interests	(2,754)	(2,258)
Total equity	413,267	392,417
Total liabilities, shareholders' equity and temporary equity	$2,787,215	$2,706,445

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2024	2023
Revenue:
Consumer loans, including past due fees	$230,374	$209,701
Fees and related income on earning assets	47,905	44,357
Other revenue	11,895	6,924
Total operating revenue	290,174	260,982
Other non-operating revenue	532	59
Total revenue	290,706	261,041

Interest expense	(35,063)	(24,234)
Provision for credit losses	(2,944)	(704)
Changes in fair value of loans	(159,171)	(149,822)
Net margin	93,528	86,281

Operating expenses:
Salaries and benefits	(13,312)	(10,604)
Card and loan servicing	(26,822)	(24,335)
Marketing and solicitation	(10,428)	(10,406)
Depreciation	(654)	(618)
Other	(9,491)	(6,236)
Total operating expenses	(60,707)	(52,199)
Income before income taxes	32,821	34,082
Income tax expense	(7,002)	(8,188)
Net income	25,819	25,894
Net loss attributable to noncontrolling interests	351	318
Net income attributable to controlling interests	26,170	26,212
Preferred stock and preferred unit dividends and discount accretion	(6,292)	(6,227)
Net income attributable to common shareholders	$19,878	$19,985
Net income attributable to common shareholders per common share—basic	$1.35	$1.38
Net income attributable to common shareholders per common share—diluted	$1.09	$1.08

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Temporary Equity (Unaudited)

For the Three Months Ended March 31, 2024 and March 31, 2023

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2024	3,256,561	$—	14,603,563	$—	$87,415	$307,260	$(2,258)	$392,417	$40,000	$100,250
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	—	(75)	—	(75)	—	75
Preferred stock and preferred unit dividends	—	—	—	—	—	(6,217)	—	(6,217)	—	—
Compensatory stock issuances, net of forfeitures	—	—	206,629	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	44,143	—	—	—	1,071	—	—	1,071	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(148)	(148)	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	3	3	—	—
Stock-based compensation costs	—	—	—	—	940	—	—	940	—	—
Redemption and retirement of common shares	—	—	(18,033)	—	(543)	—	—	(543)	—	—
Net income (loss)	—	—	—	—	—	26,170	(351)	25,819	—	—
Balance at March 31, 2024	3,300,704	$—	14,792,159	$—	$88,883	$327,138	$(2,754)	$413,267	$40,000	$100,325

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2023	3,204,640	$—	14,453,415	$—	$121,996	$204,415	$(1,371)	$325,040	$40,000	$99,950
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	—	75
Discount associated with repurchase of preferred stock	—	—	—	—	16	—	—	16	—	—
Preferred dividends	—	—	—	—	(6,168)	—	—	(6,168)	—	—
Stock option exercises and proceeds related thereto	—	—	1,258	—	19	—	—	19	—	—
Compensatory stock issuances, net of forfeitures	—	—	146,227	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	51,327	—	—	—	1,069	—	—	1,069	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Stock-based compensation costs	—	—	—	—	931	—	—	931	—	—
Redemption and retirement of preferred shares	(1,806)	—	—	—	(45)	—	—	(45)	—	—
Redemption and retirement of shares	—	—	(72,354)	—	(1,947)	—	—	(1,947)	—	—
Net income (loss)	—	—	—	—	—	26,212	(318)	25,894	—	—
Balance at March 31, 2023	3,254,161	$—	14,528,546	$—	$115,796	$230,627	$(1,685)	$344,738	$40,000	$100,025

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$25,819	$25,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,251	844
Provision for credit losses	2,944	704
Income from accretion of merchant fees and discount associated with receivables purchases	(30,475)	(34,002)
Changes in fair value of loans	159,171	149,822
Amortization of debt issuance costs	2,171	1,442
Stock-based compensation costs	940	931
Lease liability payments	(747)	(180)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(42,766)	(49,211)
Decrease in income tax liability	7,044	8,156
Decrease in accounts payable and accrued expenses	(2,417)	(1,866)
Other	(4,139)	(836)
Net cash provided by operating activities	118,796	101,698

Investing activities
Proceeds from recoveries on charged off receivables	11,854	16,380
Investments in earning assets	(559,768)	(545,464)
Proceeds from earning assets	480,443	478,419
Purchases and development of property	(64)	(2,765)
Net cash used in investing activities	(67,535)	(53,430)

Financing activities
Noncontrolling interests contributions	3	4
Noncontrolling interests distributions	(148)	—
Proceeds from issuance of Series B preferred stock, net of issuance costs	1,071	1,069
Preferred stock and preferred unit dividends	(6,259)	(6,253)
Proceeds from exercise of stock options	—	19
Purchase and retirement of outstanding stock	(543)	(1,976)
Proceeds from issuance of Senior notes, net of issuance costs	54,560	—
Proceeds from borrowings	107,356	55,464
Repayment of borrowings	(108,651)	(95,278)
Net cash provided by (used for) financing activities	47,389	(46,951)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	3
Net increase in cash and cash equivalents and restricted cash	98,650	1,320
Cash and cash equivalents and restricted cash at beginning of period	383,653	433,192
Cash and cash equivalents and restricted cash at end of period	$482,303	$434,512
Supplemental cash flow information
Cash paid for interest	$33,262	$23,103
Net cash income tax (refunds) payments	$(42)	$32
Accretion of discount associated with issuance of subsidiary equity	$75	$75
Decrease in accrued and unpaid preferred stock and preferred unit dividends	$(42)	$(85)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024 and 2023

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

Loans at amortized cost. Our loans at amortized cost, currently consist of receivables associated with our Auto Finance segment’s operations. We purchased auto loans with outstanding principal of $61.0 million and $65.0 million for the three months ended March 31, 2024 and 2023, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

Certain of our loans at amortized cost also contain components of deferred revenue related to loan discounts on the purchase of our auto finance receivables. As of March 31, 2024 and December 31, 2023, the weighted average remaining accretion period for the $18.7 million and $17.9 million of deferred revenue reflected in the consolidated balance sheets was 25 and 26 months, respectively.

A roll-forward (in millions) of our allowance for credit losses by class of receivable is as follows:

For the Three Months Ended March 31,	2024	2023
Allowances for credit losses:
Balance at beginning of period	$(1.8)	$(1.6)
Provision for credit losses	(2.9)	(0.7)
Charge-offs	1.8	1.0
Recoveries	(0.5)	(0.4)
Balance at end of period	$(3.4)	$(1.7)

	March 31,	December 31,
As of	2024	2023
Allowances for credit losses:
Balance at end of period individually evaluated for impairment	$(1.6)	$—
Balance at end of period collectively evaluated for impairment	$(1.8)	$(1.8)
Loans at amortized cost:
Loans at amortized cost	$122.3	$118.0
Loans at amortized cost individually evaluated for impairment	$2.4	$—
Loans at amortized cost collectively evaluated for impairment	$119.9	$118.0

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans at amortized cost (in millions) as of March 31, 2024 and December 31, 2023 is as follows:

	March 31,	December 31,
As of	2024	2023
30-59 days past due	$7.8	$9.4
60-89 days past due	3.0	3.4
90 or more days past due	3.2	3.5
Delinquent loans at amortized cost	14.0	16.3
Current loans at amortized cost	108.3	101.7
Total loans at amortized cost	$122.3	$118.0
Balance of loans greater than 90-days delinquent still accruing interest and fees	$2.1	$2.6

Loan Modifications and Restructurings

We review our Loans at amortized cost to determine if any modifications for borrowers experiencing financial difficulty were made that would qualify the receivable as a Financial Difficulty Modification ("FDM"). This could include a restructuring of the loan terms to alleviate the burden of the borrower's near-term cash requirements, such as a modification of terms to reduce or defer cash payments to help the borrower attempt to improve its financial condition. For the three months ended March 31, 2024, no Loans at amortized cost qualified as a FDM.

Income Taxes

We experienced effective tax rates of 21.1% and 23.8% for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rates for the three months ended March 31, 2024, and 2023, were above the statutory rate to varying degrees between the two periods principally due to (1) state and foreign income tax expense, (2) interest accrued on uncertain tax positions, (3) taxes on global intangible low-taxed income, and (4) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees. Offsetting the foregoing items were (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) deductions associated with the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. Our interest expense was de minimis in the three months ended March 31, 2024, and $0.9 million in the three months ended March 31, 2023.

Revenue from Contracts with Customers

Revenue from contracts with customers is included in Other revenue on our consolidated statements of income. Components (in thousands) of our revenue from contracts with customers is as follows:

For the Three Months Ended March 31, 2024	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$4,664	$—	$4,664
Servicing income	1,335	200	1,535
Service charges and other customer related fees	5,679	17	5,696
Total revenue from contracts with customers	$11,678	$217	$11,895

(1) Interchange revenue is presented net of customer reward expense.

For the Three Months Ended March 31, 2023	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$4,616	$—	$4,616
Servicing income	705	191	896
Service charges and other customer related fees	1,393	19	1,412
Total revenue from contracts with customers	$6,714	$210	$6,924

(1) Interchange revenue is presented net of customer reward expense.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("Topic 740"). Topic 740 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income (loss) from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). Topic 740 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures" ("Topic 280"). Topic 280 enhances disclosures of significant segment expenses and other segment items regularly provided to the chief operating decision maker ("CODM"), extends certain annual disclosures to interim periods and permits more than one measure of segment profit (loss) to be reported under certain conditions. The amendments are effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption to all periods presented is required, and early adoption of the amendments is permitted. We are currently evaluating the potential impact of adopting this new guidance on our financial statement disclosures.

On March 31, 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. Topic 326 eliminates the accounting guidance for troubled debt restructurings by creditors while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. This guidance requires an entity to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, Topic 326 requires disclosure of current period gross write-offs by year of origination for financing receivables. The disclosures required by Topic 326 are required for receivables held at amortized cost and exclude those accounted for using fair value. The Company adopted Topic 326 on January 1, 2023. As the significant majority of the Company's receivables are held at fair value, the adoption of Topic 326 did not have a material impact on the Company's financial results and accompanying disclosures.

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

Summary operating segment information (in thousands) is as follows:

Three Months Ended March 31, 2024	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$220,039	$10,335	$230,374
Fees and related income on earning assets	47,885	20	47,905
Other revenue	11,677	218	11,895
Total operating revenue	279,601	10,573	290,174
Other non-operating revenue	282	250	532
Total revenue	279,883	10,823	290,706
Interest expense	(34,236)	(827)	(35,063)
Provision for credit losses	—	(2,944)	(2,944)
Changes in fair value of loans	(159,171)	—	(159,171)
Net margin	$86,476	$7,052	$93,528
Income before income taxes	$31,814	$1,007	$32,821
Income tax expense	$(6,741)	$(261)	$(7,002)
Total assets	$2,682,189	$105,026	$2,787,215

Three Months Ended March 31, 2023	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$200,529	$9,172	$209,701
Fees and related income on earning assets	44,339	18	44,357
Other revenue	6,715	209	6,924
Total operating revenue	251,583	9,399	260,982
Other non-operating revenue	14	45	59
Total revenue	251,597	9,444	261,041
Interest expense	(23,460)	(774)	(24,234)
Provision for credit losses	—	(704)	(704)
Changes in fair value of loans	(149,822)	—	(149,822)
Net margin	$78,315	$7,966	$86,281
Income before income taxes	$31,853	$2,229	$34,082
Income tax expense	$(7,567)	$(621)	$(8,188)
Total assets	$2,276,140	$99,155	$2,375,295

4.	Shareholders’ Equity and Preferred Stock

During the three months ended March 31, 2024 and 2023, we repurchased and contemporaneously retired 18,033 shares and 72,354 shares of our common stock at an aggregate cost of $0.5 million and $1.9 million, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

Preferred Stock

In June and July 2021, we issued an aggregate of 3,188,533 shares of 7.625% Series B Cumulative Perpetual Preferred Stock, liquidation preference of $25.00 per share (the "Series B preferred stock"), for net proceeds of approximately $76.5 million after deducting underwriting discounts and commissions, but before deducting expenses and the structuring fee. We pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by our Board of Directors, in the amount of 6% of the $100.00 liquidation preference per share annually. We pay cumulative cash dividends on the Series B preferred stock, when and as declared by our Board of Directors, in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation preference per share.

During the three months ended March 31, 2023, we repurchased and contemporaneously retired 1,806 shares of Series B preferred stock at an aggregate cost of $29,000. No shares of Series B preferred stock were repurchased in the three months ended March 31, 2024.

ATM Programs

On August 10, 2022, the Company entered into an At Market Issuance Sales Agreement (the "Preferred Stock Sales Agreement") providing for the sale by the Company of up to an aggregate offering price of $100.0 million of our (i) Series B preferred stock and (ii) 2026 Senior Notes, from time to time through a sales agent, in connection with the Company's Series B preferred stock and 2026 Senior Notes "at-the-market" offering program (the "Preferred Stock ATM Program"). Further, on December 29, 2023, the Company entered into an At-The-Market Sales Agreement (the "Common Stock Sales Agreement") providing for the sale by the Company of its common stock, no par value per share, up to an aggregate offering price of $50.0 million, from time to time to or through a sales agent, in connection with the Company’s common stock ATM Program ("Common Stock ATM Program"). Sales pursuant to both the Preferred Stock Sales Agreement and Common Stock Sales Agreement, if any, may be made in transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on or through the NASDAQ Global Select Market. The sales agents will make all sales using commercially reasonable efforts consistent with their normal trading and sales practices up to the amount specified in, and otherwise in accordance with the terms of, the placement notices.

During the three months ended March 31, 2024 and 2023, we sold 44,143 shares and 51,327 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $1.1 million and $1.1 million, respectively. During the three months ended March 31, 2024 and 2023, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three months ended March 31, 2024, no common shares were sold under the Company’s Common Stock ATM Program.

5.	Redeemable Preferred Stock

On  November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company ("Dove"). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable as declared, and in preference to any dividends on common stock and Series B preferred stock, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of holders of a majority of the shares of Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the shares of Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the consolidated balance sheets. Dividends paid on the Series A Preferred Stock are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. The common stock issuable upon conversion of Series A Preferred Stock is included in our calculation of Net income attributable to common shareholders per share—diluted. See Note 11, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B preferred units may, at its election and with notice, require the Company to redeem part or all of such holder’s Class B preferred units for cash at $1.00 per unit, on or after October 14, 2024. The proceeds from the transaction are being used for general corporate purposes. The Company has the right to redeem the Class B preferred units at any time with notice. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 11, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

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

Fair value differs from amortized cost accounting in the following ways:

•	Receivables are recorded at their fair value, not their principal and fee balance or cost basis;
•	The fair value of the loans takes into consideration net charge-offs for the remaining life of the loans with no separate allowance for credit loss calculation;
•	Certain fee billings (such as annual or merchant fees) and expenses of loans are no longer deferred but recognized (when billed or incurred) in income or expense, respectively;
•	The net present value of cash flows associated with future fee billings on existing receivables are included in fair value;
•	Changes in the fair value of loans impact net margins; and
•	Net charge-offs are recognized as they occur rather than through the establishment of an allowance and provision for credit losses for those loans, interest and fees receivable carried at amortized cost.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2024 and December 31, 2023 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of March 31, 2024 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$105,470	$100,144
Loans at fair value	$—	$—	$2,150,636	$2,150,636

Assets – As of December 31, 2023 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$105,409	$98,425
Loans at fair value	$—	$—	$2,173,759	$2,173,759

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our consolidated statements of income as a component of "Changes in fair value of loans". For our loans included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2024 and 2023:

	Loans at Fair Value
	2024	2023
Balance at January 1,	$2,173,759	$1,817,976
Changes in fair value of loans at fair value, included in earnings	72,508	42,061
Changes in fair value due to principal charge-offs, net of recoveries	(167,956)	(130,175)
Changes in fair value due to finance and fee charge-offs	(63,723)	(61,708)
Purchases	530,095	516,523
Finance and fees, added to the account balance	248,075	219,668
Settlements	(642,122)	(608,756)
Balance at March 31,	$2,150,636	$1,795,589

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs.

Loans at Fair Value. The fair value of Loans at fair value is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using internally-developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables. Our fair value models include market degradation to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that current trends would suggest.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2024 and December 31, 2023 fair values and carrying amounts of our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,839,521	$1,839,521
Amortizing debt facilities	$—	$—	$22,997	$22,997
Senior notes, net	$193,003	$—	$—	$199,028

Liabilities – As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,838,647	$1,838,647
Amortizing debt facilities	$—	$—	$23,038	$23,038
Senior notes, net	$138,229	$—	$—	$144,453

For our notes payable where market prices are not available, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk. We have evaluated the fair value of our third party debt by analyzing the expected repayment terms and credit spreads included in our recent financing arrangements obtained with similar terms. These recent financing arrangements provide positive evidence that the underlying data used in our assessment of fair value has not changed relative to the general market and therefore the fair value of our debt continues to be the same as the carrying value. See Note 9, "Notes Payable," for further discussion on our other notes payable.

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2024 and  December 31, 2023 concerning certain assets we carry at fair value are as follows:

As of March 31, 2024	Loans at Fair Value	Loans at Fair Value Pledged as Collateral under Structured Financings
Aggregate unpaid gross balance of loans at fair value	$456	$2,317,648
Aggregate unpaid principal balance included within loans at fair value	$442	$2,104,637
Aggregate fair value of loans at fair value	$456	$2,150,180
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$—	$28,203
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$12	$147,037

As of December 31, 2023	Loans at Fair Value	Loans at Fair Value Pledged as Collateral under Structured Financings
Aggregate unpaid gross balance of loans at fair value	$507	$2,410,748
Aggregate unpaid principal balance included within loans at fair value	$491	$2,176,845
Aggregate fair value of loans at fair value	$508	$2,173,251
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$—	$29,149
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$9	$147,803

7.	Variable Interest Entities

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	March 31, 2024	December 31, 2023
Unrestricted cash and cash equivalents	$177.2	$158.0
Restricted cash and cash equivalents	19.7	20.5
Loans at fair value	2,107.0	2,128.6
Total Assets held by VIEs	$2,303.9	$2,307.1
Notes Payable, net held by VIEs	$1,795.4	$1,795.9
Maximum exposure to loss due to involvement with VIEs	$2,069.7	$2,099.0

8.	Leases

The components of lease expense associated with our lease liabilities and supplemental cash flow information related to those leases were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
Operating lease cost, gross	$627	$639
Sublease income	(24)	(24)
Net Operating lease cost	$603	$615
Cash paid under operating leases, gross	$747	$180

Weighted average remaining lease term - months	119	134
Weighted average discount rate	6.6%	6.5%

As of March 31, 2024, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2024 (excluding the three months ended March 31, 2024)	$2,246	$(16)	$2,230
2025	2,878	—	2,878
2026	2,744	—	2,744
2027	2,618	—	2,618
2028	2,590	—	2,590
Thereafter	14,865	—	14,865
Total lease payments	27,941	(16)	27,925
Less imputed interest	(7,907)
Total	$20,034

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

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of March 31, 2024, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of March 31, 2024 and  December 31, 2023 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	March 31, 2024	December 31, 2023

Revolving credit facilities at a weighted average interest rate equal to 6.3% as of March 31, 2024 (6.3% as of December 31, 2023) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $2,231.7 million as of March 31, 2024 ($2,252.9 million as of December 31, 2023)

Revolving credit facility, not to exceed $65.0 million (expiring December 1, 2026) (1) (2) (3)	$44.1	$42.7
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2025) (2) (3) (4) (5)	29.8	38.6
Revolving credit facility, not to exceed $100.0 million (expiring December 15, 2025) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $50.0 million (expiring July 20, 2025) (2) (3) (4) (5)	37.9	47.5
Revolving credit facility, not to exceed $20.0 million (expiring December 11, 2024) (2) (3) (4) (5)	10.9	14.3
Revolving credit facility, not to exceed $250.0 million (expiring October 15, 2025) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $35.0 million (expiring July 31, 2026) (2) (3) (4) (5)	15.0	15.0
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $75.0 million (expiring September 1, 2025) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $300.0 million (expiring May 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $325.0 million (expiring November 15, 2028) (2) (3) (4) (5) (6)	325.0	250.0
Revolving credit facility, not to exceed $100.0 million (expiring August 5, 2024) (3) (4) (5) (6)	—	50.0
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2027) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $20.0 million (expiring May 26, 2026) (3) (4) (5)	—	—
Revolving credit facility, not to exceed $300.0 million (expiring February 15, 2028) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $150.0 million (expiring May 17, 2027) (3) (4) (5) (6)	150.0	150.0
Other facilities
Other debt	5.6	5.6
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Total notes payable before unamortized debt issuance costs and discounts	1,885.7	1,881.1
Unamortized debt issuance costs and discounts	(23.2)	(19.4)
Total notes payable outstanding, net	$1,862.5	$1,861.7

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs. See Note 7, "Variable Interest Entities" for more information.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of March 31, 2024, the Prime Rate was 8.50% and the Secured Overnight Financing Rate ("SOFR") was 5.34%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $29.8 million was drawn as of March 31, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to SOFR plus 3.0%. The facility matures on October 30, 2025 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $44.1 million was drawn as of March 31, 2024). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to SOFR plus a range between 2.25% and 2.6% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of March 31, 2024, the facility's borrowing limit was $65.0 million and the facility matures on December 1, 2026. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $37.9 million was drawn as of March 31, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term Secured Overnight Financing Rate ("Term SOFR") plus 3.6%. An amendment was completed in July 2023 that extended the maturity to July 20, 2025. There were no other material changes to the existing terms. The facility is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered a revolving credit facility to sell up to an aggregate $100.0 million of notes that are secured by the receivables and other assets of the trust (of which $0 was outstanding as of March 31, 2024) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes equals the SOFR plus 3.75%. The facility matures on December 15, 2025, and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. As of March 31, 2024, the aggregate borrowing limit was $100.0 million.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $10.9 million was drawn as of March 31, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Prime Rate. The facility matures on December 11, 2024. The note is guaranteed by Atlanticus.

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

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $35.0 million borrowing limit (of which $15.0 million was drawn as of March 31, 2024) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the Prime Rate or 4%. The facility matures on July 31, 2026 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  June 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

In September 2021, we (through a wholly owned subsidiary) entered a term facility with a $75.0 million limit (of which $0 was outstanding as of March 31, 2024) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term SOFR plus 2.75%. The terms of the facility allow for a 24-month revolving structure with an 18-month amortization period and the facility matures in (as subsequently amended) September 2025.

In November 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026). The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 3.53%.

In May 2022, we (through a wholly owned subsidiary) entered a (as subsequently amended) $325.0 million ABS agreement (of which $325.0 million was drawn as of March 31, 2024) secured by certain credit card receivables (expiring November 15, 2028). The terms of the ABS allow for a five-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.33%.

In August 2022, we (through a wholly owned subsidiary) entered a $100.0 million ABS agreement secured by certain credit card receivables (of which $0 was outstanding as of March 31, 2024) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on the Term SOFR plus 1.8%. The facility matures on August 5, 2024.

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

In May 2023, we (through a wholly owned subsidiary) entered a revolving credit facility with a $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $0 was drawn as of March 31, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 3.75%. The facility matures on May 26, 2026 and is subject to certain covenants and restrictions of which the failure could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

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

As of March 31, 2024, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In November 2021, we issued $150.0 million aggregate principal amount of 6.125% Senior Notes due 2026 (the "2026 Senior Notes"). The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three months ended March 31, 2024 and 2023 totaled $0.4 million and $0.4 million, respectively. We repurchased $0.4 million and $0 of the outstanding principal amount of these 2026 Senior Notes in the three months ended March 31, 2024 and 2023, respectively.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 9.25% Senior Notes due 2029 (the "2029 Senior Notes"). The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three months ended March 31, 2024 totaled $0.1 million.

The 2026 Senior Notes and 2029 Senior Notes are collectively included on our consolidated balance sheet as "Senior Notes, net".

10.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $2.9 billion at March 31, 2024. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of March 31, 2024, CAR had unfunded outstanding floor-plan financing commitments totaling $10.9 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines and is not unconditional.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $17.7 million remains pledged as of March 31, 2024 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of March 31, 2024, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period when we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling with our issuing bank partners in a credit protection program, which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $78.6 million as of March 31, 2024. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

Concentrations

We acquire all of our fair value receivables under agreements with two third-party originating institutions.

Our five largest retail partners accounted for 70% of our outstanding private label credit receivables as of March 31, 2024.

Our general purpose credit card and private label credit receivables base is diverse and spread across individual consumers in the U.S. As of March 31, 2024, only one state (Texas) had receivables concentration in excess of 10% of our total pool of receivables.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income attributable to controlling interests	$26,170	$26,212
Preferred stock and preferred unit dividends and discount accretion	(6,292)	(6,227)
Net income attributable to common shareholders—basic	19,878	19,985
Effect of dilutive preferred stock dividends and discount accretion	597	592
Net income attributable to common shareholders—diluted	$20,475	$20,577
Denominator:
Basic (including unvested share-based payment awards) (1)	14,673	14,475
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,051	4,506
Diluted (including unvested share-based payment awards) (1)	18,724	18,981
Net income attributable to common shareholders per share—basic	$1.35	$1.38
Net income attributable to common shareholders per share—diluted	$1.09	$1.08

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 293,578 for the three months ended March 31, 2024 compared to 188,384 for the three months ended March 31, 2023.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the three months ended March 31, 2024. We excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the three months ended March 31, 2023.

For both of the three months ended March 31, 2024 and 2023, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 5, "Redeemable Preferred Stock", for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the "ESPP") and the Fourth Amended and Restated 2014 Equity Incentive Plan (the "Fourth Amended 2014 Plan"). Our ESPP provides that we may issue up to 500,000 shares of our common stock under the plan. Our Fourth Amended 2014 Plan provides that we may grant up to 5,750,000 options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of March 31, 2024, 46,080 shares remained available for issuance under the ESPP and 1,946,670 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three months ended March 31, 2024 and 2023.

Restricted Stock and Restricted Stock Units

During the three months ended March 31, 2024 and 2023, we granted 206,629 shares and 146,227 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $6.4 million and $3.6 million, respectively. We incurred expenses of $0.9 million and $0.7 million during the three months ended March 31, 2024 and 2023, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of March 31, 2024, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $9.5 million with a weighted-average remaining amortization period of 3.6 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

The table below includes additional information about outstanding restricted stock and restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	244,225	$32.75
Issued	209,259	$31.08
Vested	(61,439)	$33.06
Forfeited	(2,630)	$31.94
Outstanding at March 31, 2024	389,415	$31.81

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0.1 million and $0.2 million related to stock option-related compensation costs during the three months ended March 31, 2024 and 2023, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	223,406	$28.52
Issued	—	$—
Exercised	—	$—
Expired/Forfeited	(1,000)	$15.30
Outstanding at March 31, 2024	222,406	$28.58	2.2	$1,273,465
Exercisable at March 31, 2024	194,456	$26.82	2.1	$1,270,798

No options were issued during the three months ended March 31, 2024 and 2023. We had $0.1 million and $0.1 million of unamortized deferred compensation costs associated with non-vested stock options as of March 31, 2024 and December 31, 2023, respectively, with a weighted average remaining amortization period of 0.3 years as of March 31, 2024. Upon exercise of outstanding options, the Company issues new shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2023, where certain terms have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We base these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks, including the factors discussed in "Risk Factors" in Part II, Item 1A and elsewhere in this Report, that our actual experience will differ materially from these expectations. For more information, see "Cautionary Notice Regarding Forward-Looking Information" below.

In this Report, except as the context suggests otherwise, "Company," "Atlanticus Holdings Corporation," "Atlanticus," "we," "our," "ours," and "us" refer to Atlanticus Holdings Corporation and its subsidiaries and predecessors.

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

Our credit and other operations are heavily regulated, which may cause us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See "Consumer and Debtor Protection Laws and Regulations—CaaS Segment" in Part I, Item 1 of our Annual Report on Form 10-K and Part II, Item 1A, "Risk Factors" contained in this Report.

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

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of March 31, 2024, our CAR operations served over 660 dealers in 33 states and two U.S. territories. The core operations continue to perform well (achieving consistent profitability and generating positive cash flows and growth).

Impact of the COVID-19 Pandemic on Atlanticus and our Markets

In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus. The response to the COVID-19 pandemic negatively impacted global supply chains and business operations. In addition, rising inflation in 2021, 2022 and 2023 resulted in increased costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise. Russia’s invasion of Ukraine and the ongoing regional conflict in the Middle East have intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the broader economy. The impacts of responses to the COVID-19 pandemic by both consumers and governments, rising energy costs, inflation, rising interest rates, and unresolved geopolitical tensions could significantly affect the economic outlook. The duration and severity of the effects of these impacts on our financial condition, results of operations and liquidity remain uncertain.

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

For more information, refer to Part II, Item 1A "Risk Factors" and, in particular, "Other Risks of our Business – The reaction to COVID-19 caused severe disruptions in the U.S. economy and may have further adverse impacts on our performance, results of operations and access to capital." and "Other Risks of our Business – Our business and operations may be negatively affected by rising prices and interest rates."

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2024	2023	from 2023 to 2024
Total operating revenue	$290,174	$260,982	$29,192
Other non-operating revenue	532	59	473
Interest expense	(35,063)	(24,234)	10,829
Provision for credit losses	(2,944)	(704)	2,240
Changes in fair value of loans at fair value	(159,171)	(149,822)	9,349
Net margin	93,528	86,281	7,247
Operating expenses:
Salaries and benefits	(13,312)	(10,604)	2,708
Card and loan servicing	(26,822)	(24,335)	2,487
Marketing and solicitation	(10,428)	(10,406)	22
Depreciation	(654)	(618)	36
Other	(9,491)	(6,236)	3,255
Total operating expenses:	(60,707)	(52,199)	8,508

Net income	$25,819	$25,894	$(75)
Net loss attributable to noncontrolling interests	351	318	33
Net income attributable to controlling interests	$26,170	$26,212	$(42)
Net income attributable to controlling interests to common shareholders	$19,878	$19,985	$(107)

 Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased to $2,317.6 million as of March 31, 2024 from $2,055.0 million as of March 31, 2023. We experienced higher period over period growth in our general purpose credit card acquisitions for first quarter ended March 31, 2024 than in our acquisition of private label credit receivables for the same period. This increase is primarily due to consistent quarterly growth in new credit card customers serviced compared to seasonally driven growth with private label credit receivables. Growth within our private label credit receivables for the first quarter ended March 31, 2024 was largely due to continued growth associated with our largest existing retail partners. The relative mix of receivable acquisitions can lead to some variation in our corresponding revenue as general purpose credit card receivables typically generate higher gross yields than private label credit receivables do. We are currently experiencing continued period-over-period growth in private label credit and general purpose credit card receivables and to a lesser extent in our CAR receivables—growth that we expect to result in net period-over-period growth in our total interest income and related fees for these operations throughout 2024. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and the level of marketing investment for the general purpose credit card operations. Other revenue on our consolidated statements of income consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. The above discussions on expectations for finance, fee and other income are based on our current expectations. Recent rules enacted by the Consumer Financial Protection Bureau ("CFPB"), which, unless blocked by court order, will limit the late fees charged to consumers in most instances, is expected to significantly impact the revenue recognized on our receivables. In order to mitigate these impacts, our bank partners have taken a number of steps, from modifying products and policies (such as further tightening the criteria used to evaluate new loans) to changing prices (including increasing interest rates and fees charged to consumers). While we believe these product, policy and pricing changes will offset the negative impact of a reduced late fee, the changes will take time to be fully incorporated into our existing portfolios of receivables. As such, we expect that revenue will be most acutely impacted in the second and third quarters of 2024 as these new changes are applied to existing and new receivables.

For more information, refer to Part II, Item 1A "Risk Factors" and, in particular, "The CFPB recently issued a final rule regarding credit card late fees, which represents a significant departure from the rules that are currently in effect. Absent a successful legal challenge, we expect the rule will have a significant adverse impact on our business, results of operations and financial condition for at least the short term and, depending on the effectiveness of our actions taken in response to the rule, potentially over the long term."

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

Interest expense. Variations in interest expense are due to new borrowings associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 9, "Notes Payable," to our consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased to $1,795.4 million as of March 31, 2024 from $1,543.8 million as of March 31, 2023. The majority of this increase in outstanding debt relates to the addition of multiple credit facilities in 2023. Recent increases in the effective interest rates on debt have started to increase our interest expense as we have raised additional capital (or replaced existing facilities) over the last two years. We anticipate additional debt financing over the next few quarters as we continue to grow coupled with increased effective interest rates. As such, we expect our quarterly interest expense for these operations to increase compared to prior periods. However, we do not expect our interest expense to increase significantly in the short term (absent raising additional capital) because over 90% of interest rates on our outstanding debt are fixed. Adding to interest expense in 2024, we sold approximately $57.2 million aggregate principal amount of 9.25% Senior Notes due 2029 in January and February of 2024.

Provision for credit losses. Our provision for credit losses covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Recoveries of charged off receivables, consist of amounts received from the efforts of third-party collectors and through the sale of charged-off accounts to unrelated third parties. All proceeds received associated with charged-off accounts, are credited to the allowance for credit losses.

We have experienced a period-over-period increase in our provision for credit losses primarily associated with increases in loss estimates associated with our Auto Finance segment's floorplan loans. Most risk of loss in our Auto Finance segment is widely diversified. Floorplan loans offered to dealers, which fund auto inventory at dealer locations, increase our exposure to loss. We take a number of steps to mitigate this risk including holding title to the underlying collateral, ongoing reassessments of collateral value and regular audits at participating dealer locations. Nevertheless, the timing of losses are difficult to predict. Recent stress noted at some dealer locations is incorporated into our loss estimates. See Note 2, "Significant Accounting Policies and Consolidated Financial Statement Components," to our consolidated financial statements for further credit quality statistics and analysis. We expect that our provision for credit losses will continue to increase modestly in 2024 in relation to expected growth in the underlying Auto Finance receivables.

Changes in fair value of loans. The increase in Changes in fair value of loans was largely driven by growth in the underlying receivables (as noted above) as well as changes in assumptions due to recent rules enacted by the CFPB, which, unless blocked by court order, will limit the late fees charged to consumers in most instances. For both periods presented, we included asset performance degradation in our forecasts to reflect both changes in assumed asset level economics and the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that current trends would suggest. In recent periods we have removed some of this expected degradation based on observed asset performance and improvements in U.S. economic expectations. See Note 6 "Fair Values of Assets and Liabilities" included herein for further discussion of this calculation. For credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value to increase commensurate with growth in these receivables. We may, however, adjust our forecasts to reflect macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Additionally, as receivables associated with both 1) assets acquired prior to our tightened underwriting standards adopted during the second quarter 2022 (and continued in subsequent quarters) and 2) those assets negatively impacted by inflation, gradually become a smaller percentage of the portfolio, we expect to see overall improvements in the measured fair value of our portfolios of acquired receivables.

Total operating expenses. Total operating expenses variances for the three months ended March 31, 2024, relative to the three months ended March 31, 2023, reflect the following:

•	increases in salaries and benefit costs related to both the growth in the number of employees throughout 2023 and inflationary compensation pressure. We expect some continued increase in this cost in 2024 compared to corresponding periods in 2023 as we expect our receivables to continue to grow and as a result we expect to modestly increase our number of employees;
•	increases in card and loan servicing expenses due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew to $2,317.6 million outstanding from $2,055.0 million outstanding at March 31, 2024 and March 31, 2023, respectively. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow in 2024 commensurate with growth in our receivables. Offsetting a portion of this increase are significant reductions in our servicing costs per account, resulting from the realization of greater economies of scale and increased use of automation as our receivables have grown.
•	modest increases in marketing and solicitation costs as growth in new accounts serviced was in line with growth observed in the first quarter of 2023. This modest increase in marketing and solicitation costs is a direct result of tightened underwriting standards adopted during the second quarter 2022 (and continued in subsequent quarters) and additional tightened underwriting resulting from the CFPB restrictions on late fee assessments. As we continue to adjust our underwriting standards to reflect changes in fee and finance assumptions on new receivables, we expect period over period marketing costs for 2024 to increase relative to those experienced in 2023, particularly towards the third and fourth quarters of 2024, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and
•	other expenses primarily relate to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including legal expenses and travel expenses are variable based on growth and have grown as we expand our marketing and growth efforts. Increases in this category for the quarter ended March 31, 2024 when compared to the quarter ended March 31, 2023 primarily relate to certain nonrecurring costs associated with accounting and legal expenditures. While we expect some increase in these costs as we continue to grow our receivable portfolios, we do not anticipate the increases to be meaningful.

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

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our consolidated statements of income. In November 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B preferred units may, at its election and with notice, require the Company to redeem part or all of such holder’s Class B preferred units for cash at $1.00 per unit, on or after October 14, 2024. We have included the issuance of these Class B preferred units as temporary noncontrolling interests on the consolidated balance sheets and the associated dividends are included as a reduction of our net income attributable to common shareholders on the consolidated statements of income.

Income Taxes. We experienced effective tax rates of 21.1% and 23.8% for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rates for the three months ended March 31, 2024 and 2023, were above the statutory rate to varying degrees between the two periods principally due to (1) state and foreign income tax expense, (2) interest accrued on uncertain tax positions, (3) taxes on global intangible low-taxed income, and (4) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees. Offsetting the foregoing items were (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) deductions associated with the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. Our interest expense was de minimis in the three months ended March 31, 2024, and $0.9 million in the three months ended March 31, 2023.

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

These non-GAAP financial measures include only the performance of those receivables underlying consolidated subsidiaries (for receivables carried at amortized cost basis and fair value). Additionally, we calculate average managed receivables based on the quarter-end balances.

The comparison of non-GAAP managed receivables to our GAAP financial statements requires an understanding that managed receivables reflect the face value of loans, interest and fees receivable without any adjustment for potential credit losses to reflect fair value.

Below is the reconciliation of Loans at fair value to Total managed receivables:

	At or for the Three Months Ended
	2024	2023				2022
(in Millions)	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Loans at fair value	$2,150.6	$2,173.8	$2,050.0	$1,916.1	$1,795.6	$1,818.0	$1,728.1	$1,616.9
Fair value mark against receivable (1)	167.5	237.5	265.2	257.9	260.1	302.1	322.3	293.0
Total managed receivables (2)	$2,318.1	$2,411.3	$2,315.2	$2,174.0	$2,055.7	$2,120.1	$2,050.4	$1,909.9
Fair value to Total managed receivables ratio (3)	92.8%	90.2%	88.5%	88.1%	87.3%	85.8%	84.3%	84.7%

(1)

The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 6, "Fair Value of Assets and Liabilities" to our consolidated financial statements included herein for further discussion of this calculation.

(2)	Total managed receivables is equal to the Aggregate unpaid gross balance of loans at fair value. See Note 6, "Fair Value of Assets and Liabilities" to our consolidated financial statements included herein for further discussion of the Aggregate unpaid gross balance of loans at fair value.
(3)	The Fair value to Total managed receivables ratio is calculated using Loans at fair value as the numerator, and Total managed receivables, as the denominator.

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

	At or for the Three Months Ended
	2024	2023				2022
(in Millions)	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Consumer loans, including past due fees	$220.0	$214.6	$214.6	$210.3	$200.5	$202.9	$208.9	$182.8
Fees and related income on earning assets	47.9	71.7	59.8	62.9	44.3	48.0	48.5	65.8
Other revenue	11.7	12.0	10.2	7.6	6.7	8.5	11.1	12.2
Total operating revenue - CaaS Segment	279.6	298.3	284.6	280.8	251.5	259.4	268.5	260.8
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	4.0	6.5	(6.8)	(10.6)	(0.5)	3.4	(7.9)	(12.1)
Adjustments due to acceleration of annual fees recognition under fair value accounting	10.1	(12.6)	(3.1)	(9.8)	7.3	7.9	10.0	(6.6)
Removal of finance charge-offs	(63.7)	(59.5)	(47.1)	(54.2)	(61.7)	(58.3)	(45.3)	(41.2)
Total managed yield	$230.0	$232.7	$227.6	$206.2	$196.6	$212.4	$225.3	$200.9

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2024	2023				2022
(in Millions)	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Charge-offs on loans at fair value	$231.7	$215.2	$173.5	$180.0	$191.9	$182.3	$134.4	$126.5
Finance charge-offs (1)	(63.7)	(59.5)	(47.1)	(54.2)	(61.7)	(58.3)	(45.3)	(41.2)
Combined principal net charge-offs	$168.0	$155.7	$126.4	$125.8	$130.2	$124.0	$89.1	$85.3

(1)	Finance charge-offs are included as a component of our Changes in fair value of loans in the accompanying consolidated statements of income.

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing and size of receivable purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our portfolios of receivables also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our allowances for credit losses for our other credit product receivables that we report at amortized cost. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategy under "Collection Strategy" in Item 1, "Business" of our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2024		2023
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,318,104		$2,411,255		$2,315,206		$2,174,001
30-59 days past due	$94,389	4.1%	$110,465	4.6%	$101,822	4.4%	$96,670	4.4%
60-89 days past due	$87,761	3.8%	$98,377	4.1%	$92,361	4.0%	$81,477	3.7%
90 or more days past due	$243,830	10.5%	$247,621	10.3%	$217,136	9.4%	$170,274	7.8%
Average managed receivables	$2,364,680		$2,363,231		$2,244,604		$2,114,840
Total managed yield ratio, annualized (1)	38.9%		39.4%		40.6%		39.0%
Combined principal net charge-off ratio, annualized (2)	28.4%		26.4%		22.5%		23.8%
Interest expense ratio, annualized (3)	5.8%		5.4%		4.9%		4.4%
Net interest margin ratio, annualized (4)	4.7%		7.6%		13.2%		10.8%

	At or for the Three Months Ended
	2023		2022
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,055,678		$2,120,126		$2,050,354		$1,908,884
30-59 days past due	$76,139	3.7%	$97,373	4.6%	$98,841	4.8%	$83,390	4.4%
60-89 days past due	$88,529	4.3%	$115,636	5.5%	$107,091	5.2%	$66,935	3.5%
90 or more days past due	$197,418	9.6%	$220,901	10.4%	$204,752	10.0%	$148,907	7.8%
Average managed receivables	$2,087,902		$2,085,240		$1,979,619		$1,793,247
Total managed yield ratio, annualized (1)	37.7%		40.7%		45.5%		44.8%
Combined principal net charge-off ratio, annualized (2)	24.9%		23.8%		18.0%		19.0%
Interest expense ratio, annualized (3)	4.5%		4.5%		4.2%		4.1%
Net interest margin ratio, annualized (4)	8.3%		12.4%		23.3%		21.7%

(1)	The Total managed yield ratio, annualized is calculated using the annualized total managed yield as the numerator and period-end average managed receivables as the denominator.
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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2024		2023
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$907,367		$939,389		$944,197		$892,387
30-59 days past due	$32,209	3.5%	$36,540	3.9%	$35,830	3.8%	$31,597	3.5%
60-89 days past due	$27,094	3.0%	$31,284	3.3%	$29,387	3.1%	$24,776	2.8%
90 or more days past due	$74,414	8.2%	$79,056	8.4%	$71,200	7.5%	$56,209	6.3%
Average APR	17.1%		17.1%		16.2%		17.0%
Receivables purchased during period	$191,106		$202,168		$244,571		$260,281

	Private Label Credit - At or for the Three Months Ended
	2023		2022
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$835,541		$838,289		$811,307		$762,252
30-59 days past due	$25,774	3.1%	$31,426	3.7%	$30,470	3.8%	$26,197	3.4%
60-89 days past due	$21,036	2.5%	$24,993	3.0%	$25,081	3.1%	$19,058	2.5%
90 or more days past due	$62,609	7.5%	$68,517	8.2%	$58,506	7.2%	$42,614	5.6%
Average APR	17.5%		17.5%		17.2%		17.8%
Receivables purchased during period	$201,375		$192,773		$213,797		$225,041

	General Purpose Credit Card - At or for the Three Months Ended
	2024		2023
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,410,281		$1,471,358		$1,370,445		$1,280,979
30-59 days past due	$62,173	4.4%	$73,918	5.0%	$65,987	4.8%	$65,067	5.1%
60-89 days past due	$60,664	4.3%	$67,088	4.6%	$62,969	4.6%	$56,698	4.4%
90 or more days past due	$169,402	12.0%	$168,555	11.5%	$145,927	10.6%	$114,046	8.9%
Average APR	27.1%		27.4%		27.3%		27.2%
Receivables purchased during period	$342,834		$426,939		$402,978		$380,509

	General Purpose Credit Card - At or for the Three Months Ended
	2023		2022
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,219,429		$1,281,051		$1,238,177		$1,146,631
30-59 days past due	$50,355	4.1%	$65,940	5.1%	$68,362	5.5%	$57,193	5.0%
60-89 days past due	$67,486	5.5%	$90,639	7.1%	$82,006	6.6%	$47,877	4.2%
90 or more days past due	$134,799	11.1%	$152,375	11.9%	$146,229	11.8%	$106,293	9.3%
Average APR	26.4%		26.1%		26.3%		26.7%
Receivables purchased during period	$315,148		$383,344		$422,846		$491,301

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $262.7 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners from March 31, 2023 to March 31, 2024. The addition of large private label credit retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $71.8 million in the twelve months ended March 31, 2024. Our general purpose credit card receivables grew by $190.9 million during the twelve months ended March 31, 2024. While some of our merchant partners continue to face year-over-year growth challenges, others are still benefiting from continued consumer spending and a growing economy. Our general purpose credit card portfolio continues to grow in terms of total customers served and therefore we continue to experience growth in total managed receivables. We expect continued growth in our managed receivables when compared to prior periods in 2023 which were restricted due to tightened underwriting standards adopted during the second quarter 2022 (and continued in subsequent quarters). Growth in the first quarter of 2024 was somewhat restricted due to the aforementioned rules recently enacted by the CFPB. In order to mitigate these impacts, our bank partners have taken a number of steps, from modifying products and policies (such as further tightening the criteria used to evaluate new loans) to changing prices (including increasing interest rates and fees charged to consumers). While we believe these product, policy and pricing changes will offset the negative impact of a reduced late fee, the product, policy and pricing changes will take time to be fully implemented and could impact new receivable acquisitions in the short term. Growth in future periods for our private label credit receivables largely is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partners, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for 70% of the above-referenced Retail period-end managed receivables outstanding as of March 31, 2024.

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

During the first and second quarters of 2023 we experienced increased delinquency rates in conjunction with slower receivables growth, higher energy costs and rising inflation and the resulting negative impact on consumers. This increase abated in the third and fourth quarters of 2023 as certain of these costs decreased and consumers adjusted to new price points for these consumer staples while simultaneously enjoying a strong employment environment.

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to marginally increase in 2024 when compared to the same periods in prior years. This increase was evident in the first quarter of 2024 and will, to a lesser degree, be evident in the second quarter of 2024 as the remaining accounts that were enrolled in short-term payment deferrals, due to hardship claims resulting from COVID-19, are expected to charge off. Receivables enrolled in these short-term payment deferrals continued to accrue interest and their delinquency status did not change through their respective deferment periods. We continue to actively work with consumers that indicate hardship as a result of COVID-19; however, the number of impacted consumers is a small part of our overall receivable base. The remainder of these accounts were removed from hardship status with the end of the COVID-19 national and public health emergencies on May 11, 2023. While these accounts have resulted in higher than normal reported delinquency rates, the expected charge offs will not result in a further economic impact to us as the majority of these accounts were already considered in our changes in fair value.

Further impacting expected 2024 delinquency rates, is an ongoing planned shift in our general purpose receivables mix to higher yielding assets. These assets tend to have higher corresponding delinquencies and chargeoffs and will contribute to marginally higher delinquency rates (and a corresponding higher net interest margin ratio). We also expect continued seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with tax refunds for many consumers. Offsetting some of this expected increase in delinquencies is continued growth in the portfolio which will continue to mute some of the aforementioned delinquency increase. Our beliefs for future delinquency rates are predicated on the assumption that the slowing rate of inflation will continue and our recent tightened underwriting standards implemented in the second quarter 2022 (and continued in subsequent quarters), will prove effective at reducing account delinquencies.

Total managed yield ratio, annualized. As discussed above, growth in higher yielding assets has resulted in higher charge-off and delinquency rates. General purpose credit card receivables tend to have higher total yields than private label credit receivables (and corresponding higher charge off rates). As a result, in periods where we have declines in rates of growth of these receivables we expect to have slightly lower total managed yield ratios. With tightened underwriting standards implemented in the second quarter 2022 and additional product, policy and pricing changes recently implemented as a result of the CFPB late fee rules, we expect slightly lower managed yield ratios (and correspondingly lower delinquency rates) associated with slower growth rates in our credit card receivables for early 2024 when compared to those ratios in 2023. As these more recent changes fully take effect in later 2024, we expect our total managed yield ratio to increase as the aforementioned receivables mix shift to higher yielding assets which become a larger component of our acquired receivables.

Combined principal net charge-off ratio, annualized. We charge off our CaaS segment receivables when they become contractually more than 180 days past due or 120 days past due if they are enrolled in an installment loan product. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full. When the principal of an outstanding loan is charged off, the related finance charges and fees are simultaneously charged off, resulting in a reduction to our Total managed yield.

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. The increase in the combined principal net charge-off ratio, annualized throughout 2023 is a reflection of increased delinquencies noted as consumer behavior reverted to historical norms (similar to those experienced in periods prior to COVID-19). Additionally, inflation, particularly as it relates to higher gas prices, negatively impacted some consumers' ability to make payments on outstanding loans and fees receivable.

As delinquency rates continue to be elevated due to our ongoing receivables mix shift into products with higher yields and corresponding charge offs, we expect combined principal net charge-off rates to continue to increase, when compared to comparable prior periods. These increased charge-off rates are expected to continue through the second quarter of 2024 before returning to historically normalized levels. Our charge-off ratio has also been impacted due to (and will continue to be impacted by): 1) charge-offs associated with previously mentioned accounts enrolled in short-term payment deferrals (2) higher expected charge-off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (3) continued testing of receivables with higher risk profiles, which leads to periodic increases in combined principal net charge offs, (4) the aforementioned tightened underwriting standards that will slow the pace of growth in our receivables base, and (5) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of COVID-19 and the related economic impacts. While charge-offs associated with previously mentioned accounts enrolled in short-term payment deferrals will have a negative impact on our Combined principal net charge-off ratio, annualized through the second quarter of 2024, they are not expected to have a material impact on our consolidated statements of income as the majority of these accounts were already considered in our changes in fair value. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

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

Net interest margin ratio, annualized. Our Net interest margin ratio, annualized represents the difference between our Total managed yield ratio, annualized, our Combined principal net charge-off ratio, annualized and our Interest expense ratio, annualized. Recent declines in this ratio, when compared to corresponding prior periods, relate primarily to recent (and projected) increases in our principal net charge-offs as noted above. Given recent increases in delinquency rates, we expect this ratio to continue to fall through the second quarter of 2024 relative to corresponding periods in 2023, before returning to more historical norms. Changes in the mix shift of acquired receivables, noted above, will also lead to increases in the Net interest margin, annualized as the higher yielding receivables become a larger component of our total portfolio.

Average APR. The average annual percentage rate ("APR") charged to customers varies by receivable type, credit history and other factors. The APRs for receivables originated through our private label credit platform range from 0% to 36.0%. For general purpose credit card receivables, APRs typically range from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. For those receivables that did not contain fixed APRs we have seen some increases in rates charged, as the underlying rates are tied to the federal funds borrowing rate which increased through the first seven months of 2023. We currently expect our average APRs in 2024 to remain consistent with average APRs over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations. We do not acquire or service receivables that have an APR above 36.0%.

Receivables purchased during period. Receivables purchased during period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our private label credit receivable purchases experienced overall growth largely based on the addition of new private label credit retail partners as well as growth within existing retail partnerships, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our issuing bank partners. We currently expect to see increases in receivable acquisitions associated with our retail partnerships when compared to the same period in prior years, although we expect the pace of acquisitions to slow. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our issuing bank partners and the availability of capital to fund new purchases. Recent product, policy and pricing changes will take time to be fully implemented. As a result, the timing of new receivable acquisitions, particularly as it relates to general purpose credit cards, could be impacted in the short term. Nonetheless, we expect continued growth in the acquisition of these general purpose credit card receivables during 2024.

Auto Finance Segment

CAR, our auto finance platform acquired in April 2005, principally purchases and/or services loans secured by automobiles from or for, and also provides floorplan financing for, a prequalified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We have expanded these operations to also include certain installment lending products in addition to our traditional loans secured by automobiles both in the U.S. and U.S. territories.

Collectively, as of March 31, 2024, we served over 660 dealers through our Auto Finance segment in 33 states and two U.S. territories.

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

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2024	2023				2022
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Consumer loans, including past due fees	$10.3	$10.1	$10.1	$9.7	$9.2	$9.0	$9.1	$8.8
Fees and related income on earning assets	-	0.1	—	—	—	—	—	—
Other revenue	0.2	0.2	0.2	0.2	0.2	0.3	0.2	0.2
Total operating revenue	10.5	10.4	10.3	9.9	9.4	9.3	9.3	9.0
Finance charge-offs	—	—	—	—	—	—	—	—
Total managed yield	$10.5	$10.4	$10.3	$9.9	$9.4	$9.3	$9.3	$9.0

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized follows (in millions):

	At or for the Three Months Ended
	2024	2023				2022
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Gross charge-offs	$1.8	$1.1	$1.0	$0.8	$1.0	$1.2	$0.6	$0.4
Finance charge-offs (1)	—	—	—	—	—	—	—	—
Recoveries	(0.5)	(0.5)	(0.5)	(0.5)	(0.4)	(0.4)	(0.4)	(0.2)
Combined principal net charge-offs	$1.3	$0.6	$0.5	$0.3	$0.6	$0.8	$0.2	$0.2

(1)	Finance charge-offs are included as a component of our Provision for credit losses in the accompanying consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2024		2023
	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables
Period-end managed receivables	$122,321		$118,045		$118,007		$115,055
30-59 days past due	$7,796	6.4%	$9,421	8.0%	$8,627	7.3%	$8,070	7.0%
60-89 days past due	$3,031	2.5%	$3,373	2.9%	$3,278	2.8%	$3,047	2.6%
90 or more days past due	$3,220	2.6%	$3,542	3.0%	$2,607	2.2%	$1,699	1.5%
Average managed receivables	$120,183		$118,026		$116,531		$114,211
Total managed yield ratio, annualized (1)	34.9%		35.2%		35.4%		34.7%
Combined principal net charge-off ratio, annualized (2)	4.3%		2.0%		1.7%		1.1%
Recovery ratio, annualized (3)	1.7%		1.7%		1.7%		1.8%

	At or for the Three Months Ended
	2023		2022
	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables
Period-end managed receivables	$113,367		$105,267		$107,410		$104,563
30-59 days past due	$6,145	5.4%	$8,516	8.1%	$6,772	6.3%	$7,044	6.7%
60-89 days past due	$1,977	1.7%	$2,969	2.8%	$2,248	2.1%	$2,361	2.3%
90 or more days past due	$1,942	1.7%	$2,060	2.0%	$1,434	1.3%	$1,106	1.1%
Average managed receivables	$109,317		$106,339		$105,987		$102,240
Total managed yield ratio, annualized (1)	34.4%		35.0%		35.1%		35.2%
Combined principal net charge-off ratio, annualized (2)	2.2%		3.0%		0.8%		0.8%
Recovery ratio, annualized (3)	1.5%		1.5%		1.5%		0.8%

(1)	The total managed yield ratio, annualized is calculated using the annualized Total managed yield as the numerator and Period-end average managed receivables as the denominator.
(2)

The Combined principal net charge-off ratio, annualized is calculated using the annualized Combined principal net charge-offs as the numerator and Period-end average managed receivables as the denominator.

(3)	The Recovery ratio, annualized is calculated using annualized Recoveries as the numerator and Period-end average managed receivables as the denominator.

Managed receivables. We expect modest growth in the level of our managed receivables in 2024 when compared to the same periods in prior years as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we continue to expand our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. We continually evaluate bulk purchases of receivables and experienced good growth in our receivables base throughout 2023 resulting from several bulk purchases; however, the timing and size of such purchases are difficult to predict.

Delinquencies. While we have experienced recent increases in our delinquency rates (and related charge-offs), we do not believe they will have a significantly adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) and other collateral to protect against meaningful credit losses. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with tax refunds for many consumers.

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

Combined principal net charge-off ratio, annualized. Represents an annualized fraction, the numerator of which is the aggregate consolidated amounts of principal losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers, less current-period recoveries (including recoveries from dealer reserve offsets for our CAR operations), as reflected in Note 2 "Significant Accounting Policies and Consolidated Financial Statement Components" and Note 6 "Fair Values of Assets and Liabilities" and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from consumers and proceeds received from the sale of those charged-off receivables. Recoveries typically have represented less than 2% of average managed receivables.

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

Accordingly, we will continue to focus on (i) obtaining the funding necessary to meet capital needs required by the growth of our receivables, (ii) adding new retail partners to our platform to continue growth of the private label credit receivables, (iii) growing general purpose credit card receivables, (iv) effectively managing costs, and (v) repurchasing outstanding shares of our common and preferred stock. We believe our unrestricted cash, future cash provided by operating activities, availability under our debt facilities, and access to the capital markets will provide adequate resources to fund our operating and financing needs.

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term refunding or refinancing needs (within the next 24 months) as of March 31, 2024 are those associated with the following notes payable in the amounts indicated (in millions):

Unsecured term debt (expiring August 26, 2024)	$17.4
Revolving credit facility (expiring December 11, 2024) that is secured by certain receivables and restricted cash	10.9
Revolving credit facility (expiring July 20, 2025) that is secured by certain receivables and restricted cash	37.9
Revolving credit facility (expiring October 30, 2025) that is secured by certain receivables and restricted cash	29.8
Class B preferred units issued to noncontrolling interests (redeemable on or after October 14, 2024)	100.5
Total	$196.5

Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as moderate in the current environment. We believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships, albeit at increased costs due to the aforementioned recent interest rate increases. Further details concerning the above debt facilities and other debt facilities we use to fund the acquisition of receivables are provided in Note 9, "Notes Payable," to our consolidated financial statements included herein.

In November 2021, we issued $150.0 million aggregate principal amount of 6.125% Senior Notes due 2026 (the "2026 Senior Notes"). The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three months ended March 31, 2024 and 2023 totaled $0.4 million and $0.4 million, respectively. We repurchased $0.4 million and $0 of the outstanding principal amount of these 2026 Senior Notes in the three months ended March 31, 2024 and 2023, respectively.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 9.25% Senior Notes due 2029 (the "2029 Senior Notes"). The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three months ended March 31, 2024 totaled $0.1 million.

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

On August 10, 2022, the Company entered into an At Market Issuance Sales Agreement (the "Preferred Stock Sales Agreement") providing for the sale by the Company of up to an aggregate offering price of $100.0 million of our (i) Series B preferred stock and (ii) 2026 Senior Notes, from time to time through a sales agent, in connection with the Company's "at-the-market" offering program (the "Preferred Stock ATM Program"). Further, on December 29, 2023, the Company entered into an At-The-Market Sales Agreement (the "Common Stock Sales Agreement") providing for the sale by the Company of its common stock, no par value per share (the "common stock"), up to an aggregate offering price of $50.0 million, from time to time to or through a sales agent, in connection with the Company’s Common Stock "at-the-market" offering program (the "Common Stock ATM Program"). Sales pursuant to both the Preferred Stock Sales Agreement and Common Stock Sales Agreement, if any, may be made in transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Global Select Market. The sales agents will make all sales using commercially reasonable efforts consistent with their normal trading and sales practices up to the amount specified in, and otherwise in accordance with the terms of, the placement notices.

During the three months ended March 31, 2024 and 2023, we sold 44,143 shares and 51,327 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $1.1 million and $1.1 million, respectively. During the three months ended March 31, 2024, no common stock was sold under the Company’s Common Stock ATM Program.

During the three months ended March 31, 2023, we repurchased and contemporaneously retired 1,806 shares of Series B preferred stock at an aggregate cost of $29,000. No shares of Series B preferred stock were repurchased in the three months ended March 31, 2024.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B preferred units may, at its election and with notice, require the Company to redeem part or all of such holder’s Class B preferred units for cash at $1.00 per unit, on or after October 14, 2024. The proceeds from the transaction were used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 5, "Redeemable Preferred Stock" and Note 11, "Net Income Attributable to Controlling Interests Per Common Share" to our consolidated financial statements for more information.

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

At March 31, 2024, we had $444.8 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended March 31, 2024 and 2023 are as follows:

•

During the three months ended March 31, 2024, we generated $118.8 million of cash flows from operations compared to our generating $101.7 million of cash flows from operations during the three months ended March 31, 2023. The increase in cash provided by operating activities was principally related to an increase in finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables.

•

During the three months ended March 31, 2024, we used $67.5 million of cash in our investing activities, compared to use of $53.4 million of cash in investing activities during the three months ended March 31, 2023. This increase in cash used is primarily due to marginal increases in the level of net investments primarily in general purpose credit card receivables relative to the same period in 2023.

•

During the three months ended March 31, 2024, we generated $47.4 million of cash in financing activities, compared to use of $47.0 million of cash in financing activities during the three months ended March 31, 2023. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Additionally, we issued $57.2 million of 2029 Senior Notes during the quarter ended March 31, 2024.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) additional investments in private label credit and general purpose credit card finance receivables as well as the acquisition of credit card receivables portfolios and (2) further repurchases or redemptions of preferred and common stock. Pursuant to share repurchase plans authorized by our Board of Directors, we are authorized to repurchase up to 2,000,000 shares of our common stock and 500,000 shares of our Series B preferred stock through June 30, 2026.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

Commitments and Contingencies

We do not currently have any off-balance-sheet arrangements; however, we do have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur; we refer to these arrangements as contingent commitments. We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 10, "Commitments and Contingencies," to our consolidated financial statements included herein for further discussion of these matters.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, "Significant Accounting Policies and Consolidated Financial Statement Components," to our consolidated financial statements included herein for a discussion of recent accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period. We base our assumptions, estimates, and judgments on historical experience, current events, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. For a description of the Company’s critical accounting estimates, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 4, 2024. There have been no material changes to the information on critical accounting estimates described in our Annual Report on Form 10‑K for the year ended December 31, 2023.

RELATED PARTY TRANSACTIONS

Under a shareholders’ agreement which we entered into with certain shareholders, including David G. Hanna, Frank J. Hanna, III and certain trusts that were Hanna affiliates (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that is a party to the agreement may elect to sell his shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

In June 2007, we entered into a sublease for 1,000 square feet (as later adjusted to 3,100 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. ("HBR"), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. Thereafter, we amended the sublease to reduce the subleased space to 600 square feet. We entered into a new lease for our Atlanta headquarters that commenced in June 2022. In connection with this new prime lease, we entered into a new sublease with HBR. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $95,653 and $62,422 for 2023 and 2022, respectively. The aggregate amount of payments required under the sublease from January 1, 2024 to the expiration of the sublease in May 2024 is $40,184.

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the three months ended March 31, 2024 and 2023, we received $180,000 and $141,000, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove. The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A preferred stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dove is a limited liability company owned by three trusts. David G. Hanna is the sole shareholder and the President of the corporation that serves as the sole trustee of one of the trusts, and David G. Hanna and members of his immediate family are the beneficiaries of this trust. Frank J. Hanna, III is the sole shareholder and the President of the corporation that serves as the sole trustee of the other two trusts, and Frank J. Hanna, III and members of his immediate family are the beneficiaries of these other two trusts. See Note 5, "Redeemable Preferred Stock," to our consolidated financial statements for more information.

During 2022, we utilized Axiom Bank, NA to provide legal and other services related to various commercial opportunities. We continue to explore commercial opportunities with Axiom Bank, NA. David G. Hanna, Frank J. Hanna, III and members of their immediate families, control and own Axiom Bancshares, Inc., which is the bank holding company for Axiom Bank, NA. The aggregate amount of payments made to Axiom Bank during 2022 was $1.0 million.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission ("SEC") or otherwise make public. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; monetary policy by the Federal Reserve; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; inflation; energy prices; the developing metaverse; the extent and duration of the government's response to the COVID-19 pandemic and its impact on the Company, our bank partners, merchant network, financing sources, borrowers, loan demand, labor markets, supply chain, legal and regulatory matters, borrower payment patterns, information security and consumer privacy, capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for the products we support; changes in the credit quality and fair value of our credit card receivables, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation ("FDIC"), Federal Reserve Board, Federal Trade Commission ("FTC"), CFPB and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare private label credit operations; account growth; the performance of investments that we have made, including in technology; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; expansion by our Auto Finance segment within its current service area and into new markets; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our private label credit operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under "Risk Factors" set forth in Part II, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

•	general economic and business conditions, including conditions affecting interest rates, tariffs, consumer income, creditworthiness, consumer confidence, spending and savings levels, employment levels, our revenue, and our defaults and charge-offs;
•	an increase or decrease in credit losses, or increased delinquencies, including increases due to a worsening of general economic conditions in the credit environment;
•	our reliance on proprietary and third-party technology;
•	security breaches involving our files and infrastructure could lead to unauthorized disclosure of confidential information or result in a temporary or permanent shutdown of our services;
•	the availability of adequate financing to support growth;
•	the extent to which federal, state, local and foreign governmental regulation of our various business lines and the products we service for others limits or prohibits the operation of our businesses;
•	current and future litigation and regulatory proceedings against us;
•	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
•	the adequacy of our allowances for credit losses and estimates of loan losses used within our risk management and analyses;
•	the possible impairment of assets;
•	our ability to manage costs in line with the expansion or contraction of our various business lines;
•	our relationship with (i) the merchants that participate in private label credit operations and (ii) the banks that issue credit cards and provide certain other credit products utilizing our technology platform and related services;
•	our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees;
•	any decline in the use of cards as a payment mechanism or other adverse developments with respect to the credit card industry in general;
•	increases or decreases in interest rates and uncertainty with respect to the interest rate environment;
•	theft and employee errors; and
•	impact of recent CFPB rules limiting late fees charged to consumers.

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

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2024.

Changes in internal control over financial reporting

During the quarter ended March 31, 2024, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The response to COVID-19 on global commercial activity and the corresponding volatility in financial markets is evolving. Initially, the global impact of the outbreak led to many federal, state and local governments instituting quarantines and restrictions on travel. More recently, there have been disruptions in global supply chains that have adversely impacted a number of industries, such as transportation, hospitality and entertainment. In addition, there have been significant inflation and labor shortages over the past two years which could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown or recession. The rapid development and fluidity of this situation preclude any accurate prediction as to the ultimate impact of inflation, rising interest rates and other consequences to the responses to COVID-19. The global response to COVID-19 presents material uncertainty and risk with respect to our performance and financial results. For additional information, see "—Other Risks to Our Business—The reaction to COVID-19 caused severe disruptions in the U.S. economy and may have further adverse impacts on our performance, results of operations and access to capital."

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

Internet consumers have unique risk profiles and we may not be able to evaluate their creditworthiness. Receivables owed by consumers and acquired over the internet present unique risk characteristics and exhibit higher rates of fraud. As a result, we may not be able to successfully evaluate the creditworthiness of these potential consumers. Therefore, we may encounter difficulties managing the expected delinquencies and losses.

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

The reaction to COVID-19 adversely impacted global commercial activity and contributed to significant volatility in financial markets. COVID-19, in part, caused disruptions in global supply chains that adversely impacted a number of industries, such as transportation, hospitality and entertainment. In addition, there have been significant inflation and labor shortages over the past two years. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation preclude any accurate prediction as to the ultimate adverse impact of the coronavirus response. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance and financial results.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $2,317.6 million at March 31, 2024, from $2,055.0 million at March 31, 2023. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for 70% of our outstanding private label credit receivables as of March 31, 2024. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

The case law involving whether an originating lender, on the one hand, or a third party, on the other hand, is the "true lender" of a loan is still developing and courts have come to different conclusions and applied different analyses. The determination of whether a third-party service provider is the "true lender" is significant because third parties risk having the loans they service becoming subject to a consumer’s state usury limits. A number of federal courts that have opined on the "true lender" issue have looked to who is the lender identified on the borrower’s loan documents. A number of state courts and at least one federal district court have considered a number of other factors when analyzing whether the originating lender or a third party is the "true lender," including looking at the economics of the transaction to determine, among other things, who has the predominant economic interest in the loan being made. If we were re-characterized as a "true lender" with respect to the receivables originated by the banks that utilize our technology platform and other services, such receivables could be deemed to be void and unenforceable in some states, the right to collect finance charges could be affected, and we could be subject to fines and penalties from state and federal regulatory agencies as well as claims by borrowers, including class actions by private plaintiffs. Even if we were not required to change our business practices to comply with applicable state laws and regulations or cease doing business in some states, we could be required to register or obtain lending licenses or other regulatory approvals that could impose a substantial cost on us. If the banks that originate loans utilizing our technology platform were subject to such a lawsuit, they may elect to terminate their relationships with us voluntarily or at the direction of their regulators, and if they lost the lawsuit, they could be forced to modify or terminate such relationships.

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

A bank that we support in connection with its extension of loans and one of our subsidiaries was involved in a dispute with the Maryland Commissioner of Financial Regulation with respect to the extent to which federal preemption preempts state regulation of bank activities related to the lending process, such as lender licensing requirements and aspects of those licensing requirements that purport to limit the rate of interest that can be charged. The Commissioner issued a "charge letter" making various assertions regarding the applicability of the licensing requirements and interest rate limitations. The ultimate remedy sought by the Commissioner was the invalidation of loans to Maryland residents. We were successful in demonstrating that federal preemption applied and that the licensing requirements did not apply to the bank in its making loans in Maryland and the matter is closed.

The CFPB recently issued a final rule regarding credit card late fees, which represents a significant departure from the rules that are currently in effect. Absent a successful legal challenge, we expect the rule will have a significant adverse impact on our business, results of operations and financial condition for at least the short term and, depending on the effectiveness of our actions taken in response to the rule, potentially over the long term.

In March 2024, the CFPB published a final rule that would significantly reduce the safe harbor amount for late fees that credit card issuers are authorized to charge. Absent a successful legal challenge, the rule will: (i) decrease the safe harbor amount for credit card late fees to $8 and eliminate a higher safe harbor dollar amount for subsequent late payments; and (ii) eliminate the annual inflation adjustments that currently exist for the late fee safe harbor dollar amounts. The "safe harbor" dollar amounts referenced in the CFPB’s rulemaking refer to the amounts that credit card issuers may charge as late fees under the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") without reference to the issuer’s cost to collect. Under the CARD Act, these safe harbor amounts, since their initial implementation, have been subject to annual adjustment based on changes in the Consumer Price Index, and the safe harbor amounts are currently set at $30 for an initial late fee and $41 for subsequent late fees incurred in one of the next six billing cycles. Accordingly, the $8 safe harbor amount on late fees (and the elimination of the annual inflation-based adjustment thereto) would represent a significant decrease from the current safe harbor amounts. The final rule is currently slated to become effective on May 14, 2024, subject to any court-imposed injunction resulting from litigation.

Shortly after the final rule was published, a lawsuit was filed in U.S. District Court for the Northern District of Texas (Ft. Worth Division) by the U.S. Chamber of Commerce, the American Bankers Association and various other parties, challenging the rule and seeking a preliminary injunction enjoining the rule from becoming effective during the pendency of the litigation. The lawsuit asserts that the rule would ultimately harm those consumers the CFPB is charged with protecting and seeks to have the rule vacated on various grounds, including that the CFPB (i) violated the CARD Act by preventing issuers from collecting reasonable and proportional late fees when cardholders do not pay their bills on time, (ii) violated the Administrative Procedure Act by promulgating a final rule that is arbitrary and capricious, relying on inappropriate, incomplete and non-public data; and (iii) issued the rulemaking with funds drawn in violation of the U.S. Constitution’s Appropriations Clause.

Assuming these legal challenges are not successful and the CFPB’s final rule becomes effective, whether that be on May 14, 2024 or at a later date, this rule will represent an approximately 75% reduction in the amount of late fees that may be charged under the CARD Act safe harbor, which we expect will have a significant adverse impact on our revenue, results of operations and other financial metrics for at least the short term and, depending on the effectiveness of the mitigating actions that we take in response to the rule, potentially over the long term. We have already executed on a number of strategies designed to limit the impact of the final rule on us and we continue to evaluate various other mitigating strategies, but it may not be feasible for us to fully implement these strategies in the short term, and these efforts ultimately may not be successful even if and when fully implemented. Moreover, the final rule (and certain of our mitigating strategies) may present other risks and adverse impacts to our business, results of operations and financial condition, which could include, without limitation, the loss of customers due to tightened underwriting standards or negative customer response to higher rates and fees, impacts to customer payment behavior due to decreased incentives to pay, further regulatory action in response to mitigating strategies that may be employed by us or other credit card issuers, adverse impacts to or disputes with our brand partners, strategic non-renewals of certain brand partner relationships that cease to be profitable, and balance sheet impairments, including of goodwill, long-lived assets and other prepaid or intangible assets.

We support banks that market general purpose credit cards and certain other credit products directly to consumers. We acquire interests in and service the receivables originated by these banks. The banks could determine not to continue the relationship for various business reasons, or their regulators could limit their ability to issue credit cards utilizing our technology platform or to originate some or all of the other products that we service or require the banks to modify those products significantly and could do either with little or no notice. Any significant interruption or change of our bank relationships would result in our being unable to acquire new receivables or develop certain other credit products. Unless we were able to timely replace our bank relationships, such an interruption would prevent us from acquiring newly-originated credit card receivables and growing our investments in private label credit and general purpose credit card receivables. In turn, it would materially adversely impact our business.

The FDIC has issued guidance affecting the banks that utilize our technology platform to market general purpose credit cards and certain other credit products and these or subsequent new rules and regulations could have a significant impact on such credit products. The banks that utilize our technology platform and other services to market general purpose credit cards and certain other credit products are supervised and examined by both the state that charters them and the FDIC. If the FDIC or a state supervisory body considers any aspect of the products originated utilizing our technology platform to be inconsistent with its guidance, the banks may be required to alter or terminate some or all of these products.

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

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on non-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices, and the Federal Reserve adopted significant changes to a number of practices through its issuance of regulations. While our practices are in compliance with these changes, some of the changes (e.g., limitations on the ability to assess up-front fees) have significantly affected the viability of certain credit products within the U.S. Changes in the consumer protection laws could result in the following:

•	receivables not originated in compliance with law (or revised interpretations) could become unenforceable and uncollectible under their terms against the obligors;
•	we may be required to credit or refund previously collected amounts;
•	certain fees and finance charges could be limited, prohibited or restricted, reducing the profitability of certain investments in receivables;
•	certain collection methods could be prohibited, forcing us to revise our practices or adopt more costly or less effective practices;
•	limitations on our ability to recover on charged-off receivables regardless of any act or omission on our part;
•	some credit products and services could be banned in certain states or at the federal level;
•	federal or state bankruptcy or debtor relief laws could offer additional protections to consumers seeking bankruptcy protection, providing a court greater leeway to reduce or discharge amounts owed to us; and
•	a reduction in our ability or willingness to invest in receivables arising under loans to certain consumers, such as military personnel.

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

The reaction to COVID-19 caused severe disruptions in the U.S. economy and may have further adverse impacts on our performance, results of operations and access to capital. In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus ("COVID-19"). Measures initially taken across the U.S. and worldwide to mitigate the spread of the virus significantly impacted the macroeconomic environment, including consumer confidence, unemployment and other economic indicators that contribute to consumer spending behavior and demand for credit. More recently, policy responses to COVID-19 have, in part, caused, supply chain disruptions, significant inflation, labor shortages and in turn, rising interest rates. Our results of operations are impacted by the relative strength of the overall economy. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which, in turn, impacts consumer spending levels and the willingness of consumers to finance purchases. Furthermore, to the extent that supply chain disruptions result in deferred purchases, there will be a corresponding decrease in our receivable purchases.

For additional discussion of the impact of COVID-19 on our business, see additional risk factors included in this Part II, Item 1A, as well as Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Our business and operations may be negatively affected by rising prices and interest rates. Our financial performance and consumers’ ability to repay indebtedness may be affected by uncertain economic conditions, including inflation, government shutdowns and changing interest rates. Higher inflation increases the costs of goods and services, reduces consumer spending power and may negatively affect our ability to purchase receivables. In 2022, inflation reached a four-decade high and continues to adversely impact the economy.

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

Over the last two years, prices for energy and food have been particularly volatile in light of Russia’s invasion of Ukraine and the resulting trade restrictions and sanctions imposed on Russia by the U.S. and other countries. These events have increased inflationary pressures.

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

The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations. During 2023, multiple financial institutions were closed and placed in receivership. Although we did not have any funds deposited with the affected banks, we regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

Our allowances for credit losses are determined based upon both objective and subjective factors and may not be adequate to absorb credit losses. We face the risk that customers will fail to repay their loans in full. Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish allowances for credit losses as an estimate of the expected credit losses inherent within those loans, interest and fees receivable that we do not report at fair value. We determine the necessary allowances for credit losses by analyzing some or all of the following attributes unique to each type of receivable pool: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. Actual losses are difficult to forecast, especially if such losses are due to factors beyond our historical experience or control. As a result, our allowances for credit losses may not be adequate to absorb all credit losses or prevent a material adverse effect on our business, financial condition and results of operations. Losses are the largest cost as a percentage of revenues across all of our products. Fraud and customers not being able to repay their loans are both significant drivers of loss rates. If we experienced rising credit or fraud losses this would significantly reduce our earnings and profit margins and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Risks Relating to an Investment in Our Securities

The prices of our securities may fluctuate significantly, and this may make it difficult for you to resell our securities when you want or at prices you find attractive. The prices of our securities on the NASDAQ Global Select Market constantly change. We expect that the market prices of our securities will continue to fluctuate. The market prices of our securities may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;
•	changes in expectations as to our future financial performance, including financial estimates and projections by Atlanticus, securities analysts and investors;
•	the overall financing environment, which is critical to our value;
•	changes in interest rates;
•	inflation and supply chain disruptions;
•	the operating and stock performance of our competitors;
•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;
•	changes in generally accepted accounting principles in the U.S. ("GAAP"), laws, regulations or the interpretations thereof that affect our various business activities and segments;
•	general domestic or international economic, market and political conditions;
•	changes in ownership by executive officers, directors and parties related to them who control a majority of our common stock;
•	additions or departures of key personnel;
•	the annual yield from distributions on the Series B preferred stock or interest on the 2026 Senior Notes and the 2029 Senior Notes as compared to yields on other financial instruments; and
•	global pandemics (such as the COVID-19 pandemic).

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

The shares of Series A preferred stock and Series B preferred stock are senior obligations, rank prior to our common stock with respect to dividends, distributions and payments upon liquidation and have other terms, such as a redemption right, that could negatively impact the value of shares of our common stock. In December 2019, we issued 400,000 shares of Series A preferred stock. The rights of the holders of our Series A preferred stock with respect to dividends, distributions and payments upon liquidation rank senior to similar obligations to our holders of common stock. Holders of the Series A preferred stock are entitled to receive dividends on each share of such stock equal to 6% per annum on the liquidation preference of $100. The dividends on the Series A preferred stock are cumulative and non-compounding and must be paid before we pay any dividends on the common stock.

Further, the holders of the Series A preferred stock have the right to require us to purchase outstanding shares of Series A preferred stock for an amount equal to $100 per share plus any accrued but unpaid dividends. This redemption right could expose us to a liquidity risk if we do not have sufficient cash resources at hand or are not able to find financing on sufficiently attractive terms to comply with our obligations to repurchase the Series A preferred stock upon exercise of such redemption right.

In June and July 2021, we issued 3,188,533 shares of Series B preferred stock, for net proceeds of approximately $76.5 million after deducting underwriting discounts and commissions, but before deducting expenses and the structuring fee. Additionally, the Company has in the past, and may in the future, issue additional shares of Series B preferred stock pursuant to our "at-the-market" offering program. The rights of the holders of our Series B preferred stock with respect to dividends, distributions and payments upon liquidation rank junior to similar obligations to our holders of Series A preferred stock and senior to similar obligations to our holders of common stock. Holders of the Series B preferred stock are entitled to receive dividends on each share of such stock equal to 7.625% per annum on the liquidation preference of $25.00 per share. The dividends on the Series B preferred stock are cumulative and non-compounding and must be paid before we pay any dividends on the common stock.

In the event of our liquidation, dissolution or the winding up of our affairs, the holders of our Series A preferred stock and Series B preferred stock have the right to receive a liquidation preference entitling them to be paid out of our assets generally available for distribution to our equity holders and before any payment may be made to holders of our common stock.

Our obligations to the holders of Series A preferred stock and Series B preferred stock also could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition and the value of our common stock.

Our outstanding Series A preferred stock has anti-dilution protection that, if triggered, could cause substantial dilution to our then-existing holders of common stock, which could adversely affect our stock price. The document governing the terms of our outstanding Series A preferred stock contains anti-dilution provisions to benefit the holders of such stock. As a result, if we, in the future, issue common stock or other derivative securities, subject to specified exceptions, for a per share price less than the then existing conversion price of the Series A preferred stock, an adjustment to the then current conversion price would occur. This reduction in the conversion price could result in substantial dilution to our then-existing holders of common stock, adversely affecting the price of our common stock.

In the past, we have not paid cash dividends on our common stock on a regular basis, and an increase in the market price of our common stock, if any, may be the sole source of gain on an investment in our common stock. With the exception of dividends payable on our Series A preferred stock and Series B preferred stock, we currently plan to retain any future earnings for use in the operation and expansion of our business and may not pay any dividends on our common stock in the foreseeable future. The declaration and payment of all future dividends on our common stock, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time. Any decision by our board of directors to declare and pay dividends in the future will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions on dividends imposed by the documents governing the terms of the Series A preferred stock and Series B preferred stock and other factors that our board of directors may deem relevant. Consequently, appreciation in the market price of our common stock, if any, may be the sole source of gain on an investment in our common stock for the foreseeable future. Holders of the Series A preferred stock and Series B preferred stock are entitled to receive dividends on such stock that are cumulative and non-compounding and must be paid before we pay any dividends on the common stock.

We have the ability to issue additional preferred stock, warrants, convertible debt and other securities without shareholder approval. Our common stock may be subordinate to additional classes of preferred stock issued in the future in the payment of dividends and other distributions made with respect to common stock, including distributions upon liquidation or dissolution. Our Amended and Restated Articles of Incorporation (the "Articles of Incorporation") permit our board of directors to issue preferred stock without first obtaining shareholder approval, which we did in December 2019 when we issued the Series A preferred stock and in June and July 2021 when we issued the Series B preferred stock. Additionally, the Company has in the past, and may in the future, issue additional shares of Series B preferred stock pursuant to our "at-the-market" offering program. If we issue additional classes of preferred stock, these additional securities may have dividend or liquidation preferences senior to the common stock. If we issue additional classes of convertible preferred stock, a subsequent conversion may dilute the current common shareholders’ interests. We have similar abilities to issue convertible debt, warrants and other equity securities.

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

The Series B preferred stock rank junior to our Series A preferred stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A preferred stock has been satisfied. The rights of holders of the Series B preferred stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A preferred stock and any future series or class of preferred stock we may issue that ranks senior to the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of March 31, 2024 we had outstanding 400,000 shares of Series A preferred stock and 3,300,704 shares of Series B preferred stock. As of March 31, 2024, we could issue up to 6,299,296 additional shares of preferred stock.

In addition, the Series B preferred stock effectively ranks junior to all existing and future indebtedness and other liabilities of (as well as any preferred equity interests held by others in) our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and any future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series B preferred stock. If we are forced to liquidate our assets to pay our creditors and holders of our Series A preferred stock, we may not have sufficient assets to pay amounts due on any or all of the Series B preferred stock then outstanding. We and our subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series B preferred stock. We may incur additional indebtedness and become more highly leveraged in the future, harming our financial position and potentially limiting our cash available to pay dividends. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to our Series B preferred stock if we incur additional indebtedness or issue additional preferred stock that ranks senior to the Series B preferred stock.

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

We may issue additional shares of the Series B preferred stock and additional series of preferred stock that rank on a parity with the Series B preferred stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B preferred stock and additional series of preferred stock that would rank on a parity with the Series B preferred stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B preferred stock without any vote of the holders of the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of March 31, 2024 we had outstanding 400,000 shares of Series A preferred stock and 3,300,704 shares of Series B preferred stock. As of March 31, 2024, we could issue up to 6,299,296 additional shares of preferred stock. The issuance of additional shares of Series B preferred stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B preferred stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B preferred stock if we do not have sufficient funds to pay dividends on all Series B preferred stock outstanding and other classes of stock with equal priority with respect to dividends.

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

The indenture governing the 2026 Senior Notes and the 2029 Senior Notes does not prohibit us from incurring additional indebtedness. If we incur any additional indebtedness that ranks equally with the 2026 Senior Notes and 2029 Senior Notes, the holders of that debt will be entitled to share ratably with holders of the 2026 Senior Notes and 2029 Senior Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization or dissolution. This may have the effect of reducing the amount of proceeds paid to holders of 2026 Senior Notes and 2029 Senior Notes. Incurrence of additional debt would also further reduce the cash available to invest in operations, as a result of increased debt service obligations. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our level of indebtedness could have important consequences to holders of the 2026 Senior Notes and 2029 Senior Notes, because:

•	it could affect our ability to satisfy our financial obligations, including those relating to the 2026 Senior Notes and 2029 Senior Notes;
•	a substantial portion of our cash flows from operations would have to be dedicated to interest and principal payments and may not be available for operations, capital expenditures, expansion, acquisitions or general corporate or other purposes;
•	it may impair our ability to obtain additional debt or equity financing in the future;
•	it may limit our ability to refinance all or a portion of our indebtedness on or before maturity;
•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on the 2026 Senior Notes and 2029 Senior Notes, we could be in default on the 2026 Senior Notes and 2029 Senior Notes, and this default could cause us to be in default on other indebtedness, to the extent outstanding. Conversely, a default under any other indebtedness, if not waived, could result in acceleration of the debt outstanding under the related agreement and entitle the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. In addition, such default or acceleration may result in an event of default and acceleration of other indebtedness, entitling the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. If a judgment is obtained by any such holders, such holders could seek to collect on such judgment from the assets of Atlanticus. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

However, no event of default under the 2026 Senior Notes and 2029 Senior Notes would result from a default or acceleration of, or suit, other exercise of remedies or collection proceeding by holders of, our other outstanding debt, if any. As a result, all or substantially all of our assets may be used to satisfy claims of holders of our other outstanding debt, if any, without the holders of the 2026 Senior Notes and 2029 Senior Notes having any rights to such assets.

The 2026 Senior Notes and 2029 Senior Notes are unsecured and therefore are effectively subordinated to any secured indebtedness that we currently have or that we may incur in the future. The 2026 Senior Notes and 2029 Senior Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Senior Notes and 2029 Senior Notes are effectively subordinated to any secured indebtedness that we or our subsidiaries have currently outstanding or may incur in the future to the extent of the value of the assets securing such indebtedness. The indenture governing the 2026 Senior Notes and 2029 Senior Notes does not prohibit us or our subsidiaries from incurring additional secured (or unsecured) indebtedness in the future. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness and may consequently receive payment from these assets before they may be used to pay other creditors, including the holders of the 2026 Senior Notes and 2029 Senior Notes.

The 2026 Senior Notes and 2029 Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries. The 2026 Senior Notes and 2029 Senior Notes are obligations exclusively of Atlanticus and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Senior Notes and 2029 Senior Notes, and the 2026 Senior Notes and 2029 Senior Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including trade creditors) of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2026 Senior Notes and 2029 Senior Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2026 Senior Notes and 2029 Senior Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. The indenture governing the 2026 Senior Notes and 2029 Senior Notes does not prohibit us or our subsidiaries from incurring additional indebtedness in the future or granting liens on our assets or the assets of our subsidiaries to secure any such additional indebtedness. In addition, future debt and security agreements entered into by our subsidiaries may contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral.

The indenture governing the 2026 Senior Notes and 2029 Senior Notes contains limited protection for holders of the 2026 Senior Notes and 2029 Senior Notes. The indenture under which the 2026 Senior Notes and 2029 Senior Notes were issued offers limited protection to holders of the 2026 Senior Notes and 2029 Senior Notes. The terms of the indenture and the 2026 Senior Notes and 2029 Senior Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on the 2026 Senior Notes and 2029 Senior Notes. In particular, the terms of the indenture and the 2026 Senior Notes and 2029 Senior Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue debt securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2026 Senior Notes and 2029 Senior Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2026 Senior Notes and 2029 Senior Notes to the extent of the value of the assets securing such indebtedness or other obligations, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would be structurally senior to the 2026 Senior Notes and 2029 Senior Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2026 Senior Notes and 2029 Senior Notes with respect to the assets of our subsidiaries;
•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities subordinated in right of payment to the 2026 Senior Notes and 2029 Senior Notes;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not include any protection against certain events, such as a change of control, a leveraged recapitalization or "going private" transaction (which may result in a significant increase of our indebtedness levels), restructuring or similar transactions. Furthermore, the terms of the indenture and the 2026 Senior Notes and 2029 Senior Notes do not protect holders of the 2026 Senior Notes and 2029 Senior Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity. Also, an event of default or acceleration under our other indebtedness would not necessarily result in an "event of default" under the 2026 Senior Notes and 2029 Senior Notes.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the indenture may have important consequences for holders of the 2026 Senior Notes and 2029 Senior Notes, including making it more difficult for us to satisfy our obligations with respect to the 2026 Senior Notes and 2029 Senior Notes or negatively affecting the trading value of the 2026 Senior Notes and 2029 Senior Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2026 Senior Notes and 2029 Senior Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2026 Senior Notes and 2029 Senior Notes.

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

We may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on, and principal of, our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We may not be able to refinance any of our indebtedness or obtain additional financing. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those sales, or if we do, at an opportune time, the proceeds that we realize may not be adequate to meet debt service obligations when due. Repayment of our indebtedness, to a certain degree, is also dependent on the generation of cash flows by our subsidiaries (none of which are guarantors of the 2026 Senior Notes and 2029 Senior Notes) and their ability to make such cash available to us, by dividend, loan, debt repayment, or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions or other payments to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable U.S. and foreign legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our indebtedness.

An increase in market interest rates could result in a decrease in the value of the 2026 Senior Notes and 2029 Senior Notes. In general, as market interest rates rise, notes bearing interest at a fixed rate decline in value. Consequently, if market interest rates increase, the market value of the 2026 Senior Notes and 2029 Senior Notes may decline.

We may issue additional notes. Under the terms of the indenture governing the 2026 Senior Notes and 2029 Senior Notes, we may from time to time without notice to, or the consent of, the holders of the 2026 Senior Notes and 2029 Senior Notes, create and issue additional notes which may rank equally with the 2026 Senior Notes and 2029 Senior Notes. If any such additional notes are not fungible with the 2026 Senior Notes and 2029 Senior Notes initially offered hereby for U.S. federal income tax purposes, such additional notes will have one or more separate CUSIP numbers.

The ratings for the 2026 Senior Notes and 2029 Senior Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold the 2026 Senior Notes and 2029 Senior Notes. Ratings do not reflect market prices or suitability of a security for a particular investor and the ratings of the 2026 Senior Notes and 2029 Senior Notes may not reflect all risks related to us and our business, or the structure or market value of the 2026 Senior Notes and 2029 Senior Notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the 2026 Senior Notes and 2029 Senior Notes.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 - January 31	—	$—	—	4,144,195
February 1 - February 29	148	$33.70	—	4,144,195
March 1 - March 31	17,885	$30.06	—	4,144,195
Total	18,033	$30.09	—	4,144,195

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 18,033 such shares returned to us during the three months ended March 31, 2024.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2024, we are authorized to repurchase 2,000,000 shares of our common stock through June 30, 2026.

The following table sets forth information with respect to our repurchases of Series B preferred stock during the three months ended March 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 - January 31	—	$—	—	498,194
February 1 - February 29	—	$—	—	498,194
March 1 - March 31	—	$—	—	498,194
Total	—	$—	—	498,194
(1)	On May 7, 2024, our Board of Directors authorized the Company to repurchase up to 500,000 shares of our Series B preferred stock through June 30, 2026.

We will continue to evaluate our common stock price and Series B preferred stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our common stock or Series B preferred stock represents an appropriate return of capital, we will repurchase shares of our common stock or Series B preferred stock.

Dividends

We have no current plans to pay dividends to holders of our common stock. As we continue to pursue our growth strategy, we will assess our cash flow, the long-term capital needs of our business and other uses of cash. Payment of any cash dividends in the future will depend upon, among other things, our results of operations, financial condition, cash requirements and contractual restrictions. Furthermore, dividends on our Series A preferred stock and Series B preferred stock are payable in preference to any common stock dividends. We pay cumulative cash dividends on the Series A preferred stock, when and as declared by our Board of Directors, in the amount of 6% of the $100.00 liquidation preference per share annually. We pay cumulative cash dividends on the Series B preferred stock, when and as declared by our Board of Directors, in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation preference per share. For additional information, see Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources."

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
4.1	Second Supplemental Indenture, dated as of January 30. 2024, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association, as trustee	February 2, 2024, Form 8-K, exhibit 4.1
4.2	Form of 6.125% Senior Notes due 2026 (included in Exhibit 4.1)	February 2, 2024, Form 8-K, exhibit 4.2
4.3	Third Supplemental Indenture, dated as of January 30. 2024, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association, as trustee	January 30, 2024, Form 8-K, exhibit 4.1
4.4	Form of 9.25% Senior Notes due 2029 (included in Exhibit 4.3)	January 30, 2024, Form 8-K, exhibit 4.2
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlanticus Holdings Corporation

May 10, 2024	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)