Form 10-Q
period 2024-06-30
Atlanticus Holdings Corp
filed 2024-08-08
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, 14,744,679 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2024	2023

Assets
Unrestricted cash and cash equivalents (including $146.0 million and $158.0 million associated with variable interest entities at June 30, 2024 and December 31, 2023, respectively)	$350,907	$339,338
Restricted cash and cash equivalents (including $33.0 million and $20.5 million associated with variable interest entities at June 30, 2024 and December 31, 2023, respectively)	56,256	44,315
Loans at fair value (including $2,168.0 million and $2,128.6 million associated with variable interest entities at June 30, 2024 and December 31, 2023, respectively)	2,277,379	2,173,759
Loans at amortized cost, net (including $2.4 million and $1.8 million of allowance for credit losses at June 30, 2024 and December 31, 2023, respectively; and $18.1 million and $17.9 million of deferred revenue at June 30, 2024 and December 31, 2023, respectively)	97,469	98,425
Property at cost, net of depreciation	10,269	11,445
Operating lease right-of-use assets	11,111	11,310
Prepaid expenses and other assets	33,870	27,853
Total assets	$2,837,261	$2,706,445
Liabilities
Accounts payable and accrued expenses	$70,579	$61,634
Operating lease liabilities	19,679	20,180
Notes payable, net (including $1,816.7 million and $1,795.9 million associated with variable interest entities at June 30, 2024 and December 31, 2023, respectively)	1,879,071	1,861,685
Senior notes, net	199,496	144,453
Income tax liability	97,128	85,826
Total liabilities	2,265,953	2,173,778

Commitments and contingencies (Note 10)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding (liquidation preference - $40.0 million) at June 30, 2024 and December 31, 2023 (Note 5) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 5)	100,400	100,250

Shareholders' Equity
Series B preferred stock, no par value, 3,300,704 shares issued and outstanding at June 30, 2024 (liquidation preference - $82.5 million); 3,256,561 shares issued and outstanding at December 31, 2023 (liquidation preference - $81.4 million) (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 14,748,938 and 14,603,563 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Paid-in capital	88,705	87,415
Retained earnings	345,110	307,260
Total shareholders’ equity	433,815	394,675
Noncontrolling interests	(2,907)	(2,258)
Total equity	430,908	392,417
Total liabilities, shareholders' equity and temporary equity	$2,837,261	$2,706,445

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Consumer loans, including past due fees	$242,349	$220,042	$472,723	$429,743
Fees and related income on earning assets	59,506	62,874	107,411	107,231
Other revenue	13,786	7,835	25,681	14,759
Total operating revenue	315,641	290,751	605,815	551,733
Other non-operating revenue	382	87	914	146
Total revenue	316,023	290,838	606,729	551,879

Interest expense	(37,948)	(24,215)	(73,011)	(48,449)
Provision for credit losses	(1,746)	(309)	(4,690)	(1,013)
Changes in fair value of loans	(186,251)	(177,829)	(345,422)	(327,651)
Net margin	90,078	88,485	183,606	174,766

Operating expenses:
Salaries and benefits	(11,973)	(10,629)	(25,285)	(21,233)
Card and loan servicing	(27,698)	(23,814)	(54,520)	(48,149)
Marketing and solicitation	(13,572)	(14,486)	(24,000)	(24,892)
Depreciation	(653)	(643)	(1,307)	(1,261)
Other	(7,579)	(6,900)	(17,070)	(13,136)
Total operating expenses	(61,475)	(56,472)	(122,182)	(108,671)
Income before income taxes	28,603	32,013	61,424	66,095
Income tax expense	(4,476)	(7,199)	(11,478)	(15,387)
Net income	24,127	24,814	49,946	50,708
Net loss attributable to noncontrolling interests	153	275	504	593
Net income attributable to controlling interests	24,280	25,089	50,450	51,301
Preferred stock and preferred unit dividends and discount accretion	(6,308)	(6,289)	(12,600)	(12,516)
Net income attributable to common shareholders	$17,972	$18,800	$37,850	$38,785
Net income attributable to common shareholders per common share—basic	$1.22	$1.30	$2.57	$2.68
Net income attributable to common shareholders per common share—diluted	$0.99	$1.02	$2.08	$2.11

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Temporary Equity (Unaudited)

For the Six Months Ended June 30, 2024 and June 30, 2023

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2024	3,256,561	$—	14,603,563	$—	$87,415	$307,260	$(2,258)	$392,417	$40,000	$100,250
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	—	(75)	—	(75)	—	75
Preferred stock and preferred unit dividends	—	—	—	—	—	(6,217)	—	(6,217)	—	—
Compensatory stock issuances, net of forfeitures	—	—	206,629	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	44,143	—	—	—	1,071	—	—	1,071	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(148)	(148)	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	3	3	—	—
Stock-based compensation costs	—	—	—	—	940	—	—	940	—	—
Redemption and retirement of common shares	—	—	(18,033)	—	(543)	—	—	(543)	—	—
Net income (loss)	—	—	—	—	—	26,170	(351)	25,819	—	—
Balance at March 31, 2024	3,300,704	$—	14,792,159	$—	$88,883	$327,138	$(2,754)	$413,267	$40,000	$100,325
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	—	(75)	—	(75)	—	75
Preferred stock and preferred unit dividends	—	—	—	—	—	(6,233)	—	(6,233)	—	—
Stock option exercises and proceeds related thereto	—	—	2,975	—	45	—	—	45	—	—
Compensatory stock issuances, net of forfeitures	—	—	3,007	—	—	—	—	—	—	—
Stock-based compensation costs	—	—	—	—	1,050	—	—	1,050	—	—
Redemption and retirement of common shares	—	—	(49,203)	—	(1,273)	—	—	(1,273)	—	—
Net income (loss)	—	—	—	—	—	24,280	(153)	24,127	—	—
Balance at June 30, 2024	3,300,704	$—	14,748,938	$—	$88,705	$345,110	$(2,907)	$430,908	$40,000	$100,400

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2023	3,204,640	$—	14,453,415	$—	$121,996	$204,415	$(1,371)	$325,040	$40,000	$99,950
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	—	75
Discount associated with repurchase of preferred stock	—	—	—	—	16	—	—	16	—	—
Preferred dividends	—	—	—	—	(6,168)	—	—	(6,168)	—	—
Stock option exercises and proceeds related thereto	—	—	1,258	—	19	—	—	19	—	—
Compensatory stock issuances, net of forfeitures	—	—	146,227	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	51,327	—	—	—	1,069	—	—	1,069	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Stock-based compensation costs	—	—	—	—	931	—	—	931	—	—
Redemption and retirement of preferred shares	(1,806)	—	—	—	(45)	—	—	(45)	—	—
Redemption and retirement of shares	—	—	(72,354)	—	(1,947)	—	—	(1,947)	—	—
Net income (loss)	—	—	—	—	—	26,212	(318)	25,894	—	—
Balance at March 31, 2023	3,254,161	$—	14,528,546	$—	$115,796	$230,627	$(1,685)	$344,738	$40,000	$100,025
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	—	75
Preferred dividends	—	—	—	—	(6,214)	—	—	(6,214)	—	—
Stock option exercises and proceeds related thereto	—	—	5,160	—	40	—	—	40	—	—
Compensatory stock issuances, net of forfeitures	—	—	(220)	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	2,100	—	—	—	43	—	—	43	—	—
Stock-based compensation costs	—	—	—	—	1,031	—	—	1,031	—	—
Redemption and retirement of shares	—	—	(105,447)	—	(2,988)	—	—	(2,988)	—	—
Net income (loss)	—	—	—	—	—	25,089	(275)	24,814	—	—
Balance at June 30, 2023	3,256,261	$—	14,428,039	$—	$107,633	$255,716	$(1,960)	$361,389	$40,000	$100,100

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$49,946	$50,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,504	1,696
Provision for credit losses	4,690	1,013
Income from accretion of merchant fees and discount associated with receivables purchases	(79,666)	(82,680)
Changes in fair value of loans	345,422	327,651
Amortization of debt issuance costs	5,289	2,904
Stock-based compensation costs	1,990	1,962
Lease liability payments	(1,499)	(361)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(110,557)	(113,268)
Increase in income tax liability	11,302	14,951
Increase in accounts payable and accrued expenses	8,996	3,950
Other	(3,978)	1,261
Net cash provided by operating activities	234,439	209,787

Investing activities
Proceeds from recoveries on charged off receivables	23,449	30,101
Investments in earning assets	(1,238,058)	(1,192,213)
Proceeds from earning assets	949,988	924,499
Purchases and development of property	(131)	(3,798)
Net cash used in investing activities	(264,752)	(241,411)

Financing activities
Noncontrolling interests contributions	3	4
Noncontrolling interests distributions	(148)	—
Proceeds from issuance of Series B preferred stock, net of issuance costs	1,071	1,112
Preferred stock and preferred unit dividends	(12,500)	(12,429)
Proceeds from exercise of stock options	45	59
Purchase and retirement of outstanding stock	(1,816)	(4,964)
Proceeds from issuance of Senior notes, net of issuance costs	54,559	—
Proceeds from borrowings	423,898	252,212
Repayment of borrowings	(411,289)	(243,159)
Net cash provided by (used for) financing activities	53,823	(7,165)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	4
Net increase (decrease) in cash and cash equivalents and restricted cash	23,510	(38,785)
Cash and cash equivalents and restricted cash at beginning of period	383,653	433,192
Cash and cash equivalents and restricted cash at end of period	$407,163	$394,407
Supplemental cash flow information
Cash paid for interest	$65,181	$45,501
Net cash income tax payments	$176	$436
Accretion of discount associated with issuance of subsidiary equity	$150	$150
Decrease in accrued and unpaid preferred stock and preferred unit dividends	$(50)	$(47)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2024 and 2023

1.	Description of Our Business

Our accompanying condensed consolidated financial statements include the accounts of Atlanticus Holdings Corporation (the "Company") and those entities we control.

We are a purpose driven financial technology company. We are primarily focused on facilitating consumer credit through the use of our financial technology and related services. Through our subsidiaries, we provide technology and other support services to lenders who offer an array of financial products and services to consumers who may have been declined by other providers of credit. We are principally engaged in providing these products and services to lenders in the U.S. and, in most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. From time to time, we also purchase receivables portfolios from third parties. In these Notes to Condensed Consolidated Financial Statements, "receivables" or "loans" typically refer to receivables we have purchased from our bank partners or from third parties.

Within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $40 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retailers and healthcare providers, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

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

2.	Significant Accounting Policies and Condensed Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our interim condensed consolidated financial statements, as well as a description of significant components of our interim condensed consolidated financial statements. The unaudited condensed financial statements furnished have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates.

Recent rules enacted by the Consumer Financial Protection Bureau ("CFPB"), which, if implemented, would limit the late fees charged to consumers in most instances, are expected to adversely impact the revenue recognized on our receivables. In order to mitigate these impacts, our bank partners have taken a number of steps, from modifying products and policies (such as further tightening the criteria used to evaluate new loans) to changing prices (including increasing interest rates and fees charged to consumers). We believe these product, policy and pricing changes will offset the negative impact of a reduced late fee. The changes will take several quarters to fully implement. These modifications could result in changes to certain estimates such as credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables and affect the reported amount (and changes thereon) of our Loans at fair value on our condensed consolidated balance sheets and condensed consolidated statements of income.

We maintain two categories of Loans on our condensed consolidated balance sheets: those that are carried at fair value (Loans at fair value) and those that are carried at net amortized cost (Loans at amortized cost).

Consolidation The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s policy is to consolidate the financial statements of entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by evaluating whether the entity is a voting interest entity or variable interest entity ("VIE") and if the accounting guidance requires consolidation. For more information on the Company's VIEs, see Note 7 "Variable Interest Entities".

Loans at fair value. Loans at fair value represent receivables for which we have elected the fair value option (the "Fair Value Receivables").

Further details concerning our loans at fair value are presented within Note 6, "Fair Values of Assets and Liabilities."

Loans at amortized cost, net. Our loans at amortized cost, net, currently consist of receivables associated with our Auto Finance segment’s operations and are presented in the condensed consolidated balance sheets net of the related allowance for credit losses and deferred revenue. We purchased auto loans with outstanding principal of $51.2 million, $112.2 million, $55.3 million and $120.3 million for the three and six months ended June 30, 2024 and 2023, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

Certain of our loans at amortized cost, net, also contain components of deferred revenue related to loan discounts on the purchase of our auto finance receivables. As of June 30, 2024 and December 31, 2023, the weighted average remaining accretion period for the $18.1 million and $17.9 million of deferred revenue reflected in the condensed consolidated balance sheets was 24 and 26 months, respectively.

A roll-forward (in millions) of our allowance for credit losses by class of receivable is as follows:

For the Three Months Ended June 30,	2024	2023
Allowances for credit losses:
Balance at beginning of period	$(3.4)	$(1.7)
Provision for credit losses	(1.7)	(0.3)
Charge-offs	3.4	0.8
Recoveries	(0.7)	(0.5)
Balance at end of period	$(2.4)	$(1.7)

For the Six Months Ended June 30,	2024	2023
Allowances for credit losses:
Balance at beginning of period	$(1.8)	$(1.6)
Provision for credit losses	(4.7)	(1.0)
Charge-offs	5.3	1.8
Recoveries	(1.2)	(0.9)
Balance at end of period	$(2.4)	$(1.7)

	June 30,	December 31,
As of	2024	2023
Allowances for credit losses:
Balance at end of period individually evaluated for impairment	$(0.6)	$—
Balance at end of period collectively evaluated for impairment	$(1.8)	$(1.8)
Loans at amortized cost:
Loans at amortized cost	$118.0	$118.0
Loans at amortized cost individually evaluated for impairment	$0.6	$—
Loans at amortized cost collectively evaluated for impairment	$117.4	$118.0

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans at amortized cost (in millions) as of June 30, 2024 and December 31, 2023 is as follows:

	June 30,	December 31,
As of	2024	2023
30-59 days past due	$9.2	$9.4
60-89 days past due	3.8	3.4
90 or more days past due	4.9	3.5
Delinquent loans at amortized cost	17.9	16.3
Current loans at amortized cost	100.1	101.7
Total loans at amortized cost	$118.0	$118.0
Balance of loans greater than 90-days delinquent still accruing interest and fees	$2.8	$2.6

Loan Modifications and Restructurings

We review our Loans at amortized cost, net, associated with our Auto Finance segment’s operations to determine if any modifications for borrowers experiencing financial difficulty were made that would qualify the receivable as a Financial Difficulty Modification ("FDM"). This could include a restructuring of the loan terms to alleviate the burden of the borrower's near-term cash requirements, such as a modification of terms to reduce or defer cash payments to help the borrower attempt to improve its financial condition. For the six months ended June 30, 2024, no Loans at amortized cost qualified as a FDM.

Income Taxes

We experienced effective tax rates of 15.6% and 18.5% for the three and six months ended June 30, 2024, respectively, compared to 22.3% and 23.1% for the three and six months ended June 30, 2023, respectively.

Our effective tax rates for the three and six months ended June 30, 2024 are below the statutory rate principally due to our deduction for income tax purposes of (1) amounts characterized in our condensed consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes, and (2) a loss related to our unrecovered investment in a foreign subsidiary—such subsidiary which ceased operations in the three months ended June 30, 2024, and with respect to which we had used “permanently reinvested earnings” accounting in our condensed consolidated financial statements. Offsetting the foregoing items were (1) state and foreign income tax expense including the effects of law changes enacted in the three months ended June 30, 2024 in certain states in which we operate, (2) taxes on global intangible low-taxed income, and (3) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), with respect to compensation paid to our covered employees.

Our effective tax rates for the three and six months ended June 30, 2023 are above the statutory rate principally due to (1) state and foreign income tax expense, (2) interest accrued on uncertain tax positions, (3) taxes on global intangible low-taxed income, and (4) deduction disallowance under the Code with respect to compensation paid to our covered employees. Partially offsetting the foregoing items was our deduction for income tax purposes of amounts characterized in our condensed consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our condensed consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. Our interest expense was $93 thousand for the six months ended June 30, 2024, and $1.14 million for the six months ended June 30, 2023.

Revenue from Contracts with Customers

Revenue from contracts with customers is included in Other revenue on our condensed consolidated statements of income. Components (in thousands) of our revenue from contracts with customers are as follows:

For the Three Months Ended June 30, 2024	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$4,783	$—	$4,783
Servicing income	1,849	190	2,039
Service charges and other customer related fees	6,948	16	6,964
Total revenue from contracts with customers	$13,580	$206	$13,786

(1) Interchange revenue is presented net of customer reward expense.

For the Six Months Ended June 30, 2024	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$9,447	$—	$9,447
Servicing income	3,184	390	3,574
Service charges and other customer related fees	12,627	33	12,660
Total revenue from contracts with customers	$25,258	$423	$25,681

(1) Interchange revenue is presented net of customer reward expense.

For the Three Months Ended June 30, 2023	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$5,003	$—	$5,003
Servicing income	636	189	825
Service charges and other customer related fees	1,989	18	2,007
Total revenue from contracts with customers	$7,628	$207	$7,835

(1) Interchange revenue is presented net of customer reward expense.

For the Six Months Ended June 30, 2023	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$9,619	$—	$9,619
Servicing income	1,341	380	1,721
Service charges and other customer related fees	3,382	37	3,419
Total revenue from contracts with customers	$14,342	$417	$14,759

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

Summary operating segment information (in thousands) is as follows:

Three Months Ended June 30, 2024	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$232,014	$10,335	$242,349
Fees and related income on earning assets	59,484	22	59,506
Other revenue	13,582	204	13,786
Total operating revenue	305,080	10,561	315,641
Other non-operating revenue	79	303	382
Total revenue	305,159	10,864	316,023
Interest expense	(37,126)	(822)	(37,948)
Provision for credit losses	—	(1,746)	(1,746)
Changes in fair value of loans	(186,251)	—	(186,251)
Net margin	$81,782	$8,296	$90,078
Income before income taxes	$26,180	$2,423	$28,603
Income tax expense	$(3,836)	$(640)	$(4,476)

Six Months Ended June 30, 2024	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$452,053	$20,670	$472,723
Fees and related income on earning assets	107,369	42	107,411
Other revenue	25,259	422	25,681
Total operating revenue	584,681	21,134	605,815
Other non-operating revenue	361	553	914
Total revenue	585,042	21,687	606,729
Interest expense	(71,362)	(1,649)	(73,011)
Provision for credit losses	—	(4,690)	(4,690)
Changes in fair value of loans	(345,422)	—	(345,422)
Net margin	$168,258	$15,348	$183,606
Income before income taxes	$57,994	$3,430	$61,424
Income tax expense	$(10,577)	$(901)	$(11,478)
Total assets	$2,733,909	$103,352	$2,837,261

Three Months Ended June 30, 2023	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$210,268	$9,774	$220,042
Fees and related income on earning assets	62,852	22	62,874
Other revenue	7,627	208	7,835
Total operating revenue	280,747	10,004	290,751
Other non-operating revenue	89	(2)	87
Total revenue	280,836	10,002	290,838
Interest expense	(23,363)	(852)	(24,215)
Provision for credit losses	—	(309)	(309)
Changes in fair value of loans	(177,829)	—	(177,829)
Net margin	$79,644	$8,841	$88,485
Income before income taxes	$28,883	$3,130	$32,013
Income tax expense	$(6,346)	$(853)	$(7,199)

Six Months Ended June 30, 2023	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$410,797	$18,946	$429,743
Fees and related income on earning assets	107,191	40	107,231
Other revenue	14,342	417	14,759
Total operating revenue	532,330	19,403	551,733
Other non-operating revenue	103	43	146
Total revenue	532,433	19,446	551,879
Interest expense	(46,823)	(1,626)	(48,449)
Provision for credit losses	—	(1,013)	(1,013)
Changes in fair value of loans	(327,651)	—	(327,651)
Net margin	$157,959	$16,807	$174,766
Income before income taxes	$60,736	$5,359	$66,095
Income tax expense	$(13,913)	$(1,474)	$(15,387)
Total assets	$2,355,177	$99,525	$2,454,702

4.	Shareholders’ Equity and Preferred Stock

During the three and six months ended June 30, 2024 and 2023, we repurchased and contemporaneously retired 49,203 shares, 67,236 shares, 105,447 shares and 177,801 shares of our common stock at an aggregate cost of $1.3 million, $1.8 million, $3.0 million and $4.9 million, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

During the three and six months ended June 30, 2023, we repurchased and contemporaneously retired 0 shares and 1,806 shares of Series B preferred stock at an aggregate cost of $0 and $29,000. No shares of Series B preferred stock were repurchased in the three and six months ended June 30, 2024.

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

During the three and six months ended June 30, 2024 and 2023, we sold 0 shares, 44,143 shares, 2,100 shares and 53,427 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $0 million, $1.1 million, $0.0 million and $1.1 million, respectively. During the three and six months ended June 30, 2024 and 2023, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three and six months ended June 30, 2024, no common shares were sold under the Company’s Common Stock ATM Program.

5.	Redeemable Preferred Stock

On  November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company ("Dove"). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable as declared, and in preference to any dividends on common stock and Series B preferred stock, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of holders of a majority of the shares of Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the shares of Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the condensed consolidated balance sheets. Dividends paid on the Series A Preferred Stock are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. The common stock issuable upon conversion of Series A Preferred Stock is included in our calculation of Net income attributable to common shareholders per share—diluted. See Note 11, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B preferred units may, at its election and with notice, require the Company to redeem part or all of such holder’s Class B preferred units for cash at $1.00 per unit, on or after October 14, 2024. The proceeds from the transaction are being used for general corporate purposes. The Company has the right to redeem the Class B preferred units at any time with notice. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the condensed consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 11, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

6.	Fair Values of Assets and Liabilities

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We update our fair value analysis each quarter, with changes since the prior reporting period reflected as a component of "Changes in fair value of loans" in the condensed consolidated statements of income. Changes in interest rates, credit spreads, discount rates, realized and projected credit losses and cash flow timing will lead to changes in the fair value of loans and therefore impact earnings. Further, our retail asset typically has seasonal growth during the summer months, impacting the fair value of assets.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2024 and December 31, 2023 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our condensed consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of June 30, 2024 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$105,456	$97,469
Loans at fair value	$—	$—	$2,277,379	$2,277,379

Assets – As of December 31, 2023 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$105,409	$98,425
Loans at fair value	$—	$—	$2,173,759	$2,173,759

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our condensed consolidated financial statements, gains and losses associated with fair value changes are detailed on our condensed consolidated statements of income as a component of "Changes in fair value of loans". For our loans included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2024 and 2023:

	Loans at Fair Value
	2024	2023
Balance at January 1,	$2,173,759	$1,817,976
Changes in fair value of loans at fair value, included in earnings	103,326	44,212
Changes in fair value due to principal charge-offs, net of recoveries	(322,174)	(256,000)
Changes in fair value due to finance and fee charge-offs	(126,574)	(115,863)
Purchases	1,203,662	1,157,313
Finance and fees, added to the account balance	501,038	453,766
Settlements	(1,255,658)	(1,185,341)
Balance at June 30,	$2,277,379	$1,916,063

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs.

Loans at Fair Value.

The fair value of Loans at fair value is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using internally-developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables. Our fair value models include market degradation to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that current trends would suggest. Recent rules enacted by the CFPB, which, if implemented, would limit the late fees charged to consumers in most instances, are expected to adversely impact the revenue recognized on our receivables. In order to mitigate these impacts, our bank partners have taken a number of steps, from modifying products and policies (such as further tightening the criteria used to evaluate new loans) to changing prices (including increasing interest rates and fees charged to consumers). We believe these product, policy and pricing changes will offset the negative impact of a reduced late fee. The changes will take several quarters to fully implement. These modifications could result in changes to certain estimates such as credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables and affect the reported amount (and changes thereon) of our Loans at fair value on our condensed consolidated balance sheets and condensed consolidated statements of income.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2024 and December 31, 2023 fair values and carrying amounts of our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,856,114	$1,856,114
Amortizing debt facilities	$—	$—	$22,957	$22,957
Senior notes, net	$190,315	$—	$—	$199,496

Liabilities – As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,838,647	$1,838,647
Amortizing debt facilities	$—	$—	$23,038	$23,038
Senior notes, net	$138,229	$—	$—	$144,453

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

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2024 and  December 31, 2023 concerning certain assets we carry at fair value are as follows:

As of June 30, 2024	Loans at Fair Value	Loans at Fair Value Pledged as Collateral under Structured Financings
Aggregate unpaid gross balance of loans at fair value	$396	$2,414,696
Aggregate unpaid principal balance included within loans at fair value	$385	$2,196,823
Aggregate fair value of loans at fair value	$396	$2,276,983
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$—	$25,489
Unpaid principal balance of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$6	$131,505

As of December 31, 2023	Loans at Fair Value	Loans at Fair Value Pledged as Collateral under Structured Financings
Aggregate unpaid gross balance of loans at fair value	$507	$2,410,748
Aggregate unpaid principal balance included within loans at fair value	$491	$2,176,845
Aggregate fair value of loans at fair value	$508	$2,173,251
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$—	$29,149
Unpaid principal balance of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$9	$147,803

7.	Variable Interest Entities

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	June 30, 2024	December 31, 2023
Unrestricted cash and cash equivalents	$146.0	$158.0
Restricted cash and cash equivalents	33.0	20.5
Loans at fair value	2,168.0	2,128.6
Total Assets held by VIEs	$2,347.0	$2,307.1
Notes Payable, net held by VIEs	$1,816.7	$1,795.9
Maximum exposure to loss due to involvement with VIEs	$2,138.2	$2,099.0

8.	Leases

The components of lease expense associated with our lease liabilities and supplemental cash flow information related to those leases were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost, gross	$637	$637	$1,264	$1,276
Sublease income	(24)	(23)	(48)	(47)
Net Operating lease cost	$613	$614	$1,216	$1,229
Cash paid under operating leases, gross	$752	$181	$1,499	$361

Weighted average remaining lease term - months	116	128
Weighted average discount rate	6.6%	6.6%

As of June 30, 2024, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2024 (excluding the six months ended June 30, 2024)	$1,504	$(49)	$1,455
2025	2,903	(41)	2,862
2026	2,769	—	2,769
2027	2,638	—	2,638
2028	2,590	—	2,590
Thereafter	14,865	—	14,865
Total lease payments	27,269	(90)	27,179
Less imputed interest	(7,590)
Operating lease liabilities	$19,679

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

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our condensed consolidated financial statements. As of June 30, 2024, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of June 30, 2024 and  December 31, 2023 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	June 30, 2024	December 31, 2023

Revolving credit facilities at a weighted average interest rate equal to 7.0% as of June 30, 2024 (6.3% as of December 31, 2023) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $2,304.4 million as of June 30, 2024 ($2,252.9 million as of December 31, 2023)

Revolving credit facility, not to exceed $65.0 million (expiring December 1, 2026) (1) (2) (3)	$39.4	$42.7
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2025) (2) (3) (4) (5)	28.5	38.6
Revolving credit facility, not to exceed $100.0 million (expiring December 15, 2025) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $50.0 million (expiring July 20, 2025) (2) (3) (4) (5)	31.3	47.5
Revolving credit facility, not to exceed $20.0 million (expiring December 11, 2024) (2) (3) (4) (5)	20.0	14.3
Revolving credit facility, not to exceed $250.0 million, repaid in May 2024	—	250.0
Revolving credit facility, not to exceed $35.0 million (expiring July 31, 2026) (2) (3) (4) (5)	35.0	15.0
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $75.0 million (expiring September 1, 2025) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $300.0 million (expiring May 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $325.0 million (expiring November 15, 2028) (2) (3) (4) (5) (6)	325.0	250.0
Revolving credit facility, not to exceed $100.0 million (expiring August 5, 2024) (3) (4) (5) (6)	—	50.0
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2027) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $20.0 million (expiring May 26, 2026) (3) (4) (5)	—	—
Revolving credit facility, not to exceed $300.0 million (expiring February 15, 2028) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $150.0 million (expiring May 17, 2027) (3) (4) (5) (6)	150.0	150.0
Revolving credit facility, not to exceed $250.0 million (expiring November 15, 2028) (3) (4) (5) (6)	250.0	—
Other facilities
Other debt	5.5	5.6
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Total notes payable before unamortized debt issuance costs and discounts	1,902.1	1,881.1
Unamortized debt issuance costs and discounts	(23.0)	(19.4)
Total notes payable outstanding, net	$1,879.1	$1,861.7

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs. See Note 7, "Variable Interest Entities" for more information.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of June 30, 2024, the Prime Rate was 8.50% and the Secured Overnight Financing Rate ("SOFR") was 5.33%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $28.5 million was drawn as of June 30, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to SOFR plus 3.0%. The facility matures on October 30, 2025 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $39.4 million was drawn as of June 30, 2024). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to SOFR plus a range between 2.25% and 2.6% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of June 30, 2024, the facility's borrowing limit was $65.0 million and the facility matures on December 1, 2026. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $31.3 million was drawn as of June 30, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term Secured Overnight Financing Rate ("Term SOFR") plus 3.6%. An amendment was completed in July 2023 that extended the maturity to July 20, 2025. There were no other material changes to the existing terms. The facility is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered a revolving credit facility to sell up to an aggregate $100.0 million of notes that are secured by the receivables and other assets of the trust (of which $0 was outstanding as of June 30, 2024) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes equals the SOFR plus 3.75%. The facility matures on December 15, 2025, and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. As of June 30, 2024, the aggregate borrowing limit was $100.0 million.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $20.0 million was drawn as of June 30, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Prime Rate. The facility matures on December 11, 2024. The note is guaranteed by Atlanticus.

In August 2019, Atlanticus Holdings Corporation issued a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024.

In October 2020, we (through a wholly owned subsidiary) sold $250.0 million of ABS secured by certain private label credit receivables. A portion of the proceeds from the sale was used to pay down our existing term ABS associated with our private label credit receivables, noted above, and the remaining proceeds were used to fund the acquisition of receivables. The facility was repaid in May 2024.

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $35.0 million borrowing limit (of which $35.0 million was drawn as of June 30, 2024) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the Prime Rate or 4%. The facility matures on July 31, 2026 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  June 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

In September 2021, we (through a wholly owned subsidiary) entered a term facility with a $75.0 million limit (of which $0 was outstanding as of June 30, 2024) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term SOFR plus 2.75%. The terms of the facility allow for a 24-month revolving structure with an 18-month amortization period and the facility matures in (as subsequently amended) September 2025.

In November 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026). The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 3.53%.

In May 2022, we (through a wholly owned subsidiary) entered a (as subsequently amended) $325.0 million ABS agreement (of which $325.0 million was drawn as of June 30, 2024) secured by certain credit card receivables (expiring November 15, 2028). The terms of the ABS allow for a five-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.33%.

In August 2022, we (through a wholly owned subsidiary) entered a $100.0 million ABS agreement secured by certain credit card receivables (of which $0 was outstanding as of June 30, 2024) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on the Term SOFR plus 1.8%. The facility matures on August 5, 2024.

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

In May 2023, we (through a wholly owned subsidiary) entered a revolving credit facility with a $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $0 was drawn as of June 30, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 3.75%. The facility matures on May 26, 2026 and is subject to certain covenants and restrictions of which the failure could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

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

In May 2024, we (through a wholly owned subsidiary) sold $250.0 million of ABS secured by certain private label credit receivables (expiring November 15, 2028). A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our private label credit receivables, noted above, and the remaining proceeds have been invested in the acquisition of receivables. The terms of the ABS allow for a 3-year revolving structure with an 18-month amortization period. The weighted average interest rate on the securities is fixed at 8.86%.

As of June 30, 2024, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In November 2021, we issued $150.0 million aggregate principal amount of 6.125% Senior Notes due 2026 (the "2026 Senior Notes"). The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and six months ended June 30, 2024 and 2023 totaled $0.3 million. $0.7 million, $0.3 million and $0.7 million, respectively. We repurchased $0, $0.4 million, $0.8 million and $0.8 million of the outstanding principal amount of these 2026 Senior Notes in the three and six months ended June 30, 2024 and 2023, respectively.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 9.25% Senior Notes due 2029 (the "2029 Senior Notes"). The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and six months ended June 30, 2024 totaled $0.1 million and $0.2 million, respectively.

The 2026 Senior Notes and 2029 Senior Notes are collectively included on our condensed consolidated balance sheet as "Senior Notes, net".

10.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $3.4 billion at June 30, 2024. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of June 30, 2024, CAR had unfunded outstanding floor-plan financing commitments totaling $11.4 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines and is not unconditional.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $23.2 million remains pledged as of June 30, 2024 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of June 30, 2024, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period when we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling with our issuing bank partners in a credit protection program, which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $80.7 million as of June 30, 2024. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

Concentrations

We acquire all of our fair value receivables under agreements with two third-party originating institutions.

Our five largest retail partners accounted for over 70% of our outstanding private label credit receivables as of June 30, 2024.

Our general purpose credit card and private label credit receivables base is diverse and spread across individual consumers in the U.S. As of June 30, 2024, only one state (Texas) had receivables concentration in excess of 10% of our total pool of receivables.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to controlling interests	$24,280	$25,089	$50,450	$51,301
Preferred stock and preferred unit dividends and discount accretion	(6,308)	(6,289)	(12,600)	(12,516)
Net income attributable to common shareholders—basic	17,972	18,800	37,850	38,785
Effect of dilutive preferred stock dividends and discount accretion	596	598	1,193	1,190
Net income attributable to common shareholders—diluted	$18,568	$19,398	$39,043	$39,975
Denominator:
Basic (including unvested share-based payment awards) (1)	14,771	14,439	14,722	14,457
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,037	4,520	4,044	4,513
Diluted (including unvested share-based payment awards) (1)	18,808	18,959	18,766	18,970
Net income attributable to common shareholders per share—basic	$1.22	$1.30	$2.57	$2.68
Net income attributable to common shareholders per share—diluted	$0.99	$1.02	$2.08	$2.11

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 390,096 and 341,837 for the three and six months ended June 30, 2024, respectively, compared to 246,994 and 217,851 for the three and six months ended June 30, 2023, respectively.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for both the three and six months ended June 30, 2024, respectively. We excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for both the three and six months ended June 30, 2023, respectively.

For the three and six months ended June 30, 2024 and 2023, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 5, "Redeemable Preferred Stock", for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the "ESPP") and the Fourth Amended and Restated 2014 Equity Incentive Plan (the "Fourth Amended 2014 Plan"). Our ESPP provides that we may issue up to 500,000 shares of our common stock under the plan. Our Fourth Amended 2014 Plan provides that we may grant up to 5,750,000 options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of June 30, 2024, 44,652 shares remained available for issuance under the ESPP and 1,945,463 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three and six months ended June 30, 2024 and 2023.

Restricted Stock and Restricted Stock Units

During the three and six months ended June 30, 2024 and 2023, we granted 3,007 shares, 209,636 shares, (220) shares and 146,007 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $0.1 million, $6.5 million, $0 and $3.6 million, respectively. We incurred expenses of $1.0 million, $1.9 million, $0.8 million and $1.5 million during the three and six months ended June 30, 2024 and 2023, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our condensed consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of June 30, 2024, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $8.5 million with a weighted-average remaining amortization period of 3.5 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

The table below includes additional information about outstanding restricted stock and restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	244,225	$32.75
Issued	213,921	$30.99
Vested	(64,120)	$33.08
Forfeited	(4,285)	$32.47
Outstanding at June 30, 2024	389,741	$31.73

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0.1 million, $0.1 million, $0.2 million and $0.4 million related to stock option-related compensation costs during the three and six months ended June 30, 2024 and 2023, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	223,406	$28.52
Issued	—	$—
Exercised	(2,975)	$15.30
Expired/Forfeited	(2,000)	$15.30
Outstanding at June 30, 2024	218,431	$28.82	1.7	$1,090,353
Exercisable at June 30, 2024	192,148	$27.07	1.6	$1,090,353

No options were issued during the three and six months ended June 30, 2024 and 2023. We had $0.0 million and $0.1 million of unamortized deferred compensation costs associated with non-vested stock options as of June 30, 2024 and December 31, 2023, respectively, with a weighted average remaining amortization period of 0 years as of June 30, 2024. Upon exercise of outstanding options, the Company issues new shares.

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

Currently, within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $40 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retail and healthcare, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by artificial intelligence and machine learning, enabling lenders to make fast, sound decisions when it matters most.

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

Subject to possible disruptions caused by inflation and rising interest rates, we believe that our private label credit and general purpose credit card receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of June 30, 2024, our CAR operations served over 670 dealers in 34 states and two U.S. territories. The core operations continue to perform well (achieving consistent profitability and generating positive cash flows and growth).

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended June 30,		Increases (Decreases)
(In Thousands)	2024	2023	from 2023 to 2024
Total operating revenue	$315,641	$290,751	$24,890
Other non-operating revenue	382	87	295
Interest expense	(37,948)	(24,215)	13,733
Provision for credit losses	(1,746)	(309)	1,437
Changes in fair value of loans at fair value	(186,251)	(177,829)	8,422
Net margin	90,078	88,485	1,593
Operating expenses:
Salaries and benefits	(11,973)	(10,629)	1,344
Card and loan servicing	(27,698)	(23,814)	3,884
Marketing and solicitation	(13,572)	(14,486)	(914)
Depreciation	(653)	(643)	10
Other	(7,579)	(6,900)	679
Total operating expenses:	(61,475)	(56,472)	5,003

Net income	$24,127	$24,814	$(687)
Net loss attributable to noncontrolling interests	153	275	(122)
Net income attributable to controlling interests	$24,280	$25,089	$(809)
Net income attributable to controlling interests to common shareholders	$17,972	$18,800	$(828)

	For the Six Months Ended June 30,		Increases (Decreases)
(In Thousands)	2024	2023	from 2023 to 2024
Total operating revenue	$605,815	$551,733	$54,082
Other non-operating revenue	914	146	768
Interest expense	(73,011)	(48,449)	24,562
Provision for credit losses	(4,690)	(1,013)	3,677
Changes in fair value of loans at fair value	(345,422)	(327,651)	17,771
Net margin	183,606	174,766	8,840
Operating expenses:
Salaries and benefits	(25,285)	(21,233)	4,052
Card and loan servicing	(54,520)	(48,149)	6,371
Marketing and solicitation	(24,000)	(24,892)	(892)
Depreciation	(1,307)	(1,261)	46
Other	(17,070)	(13,136)	3,934
Total operating expenses:	(122,182)	(108,671)	13,511

Net income	$49,946	$50,708	$(762)
Net loss attributable to noncontrolling interests	504	593	(89)
Net income attributable to controlling interests	$50,450	$51,301	$(851)
Net income attributable to controlling interests to common shareholders	$37,850	$38,785	$(935)

 Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased to $2,414.7 million as of June 30, 2024 from $2,173.4 million as of June 30, 2023. We experienced modest year to date growth in both our general purpose credit card acquisitions and acquisitions of private label credit receivables for the six months ended June 30, 2024. This increase is primarily due to consistent quarterly growth in new credit card customers serviced and seasonally driven growth with private label credit receivables. Growth within our private label credit receivables for the first and second quarters of 2024 was largely due to continued growth associated with our largest existing retail partners, growth which typically increases late in the second quarter and into the third quarter of each year based on our retail partners' seasonal sale cycles. The relative mix of receivable acquisitions can lead to some variation in our corresponding revenue as general purpose credit card receivables typically generate higher gross yields than private label credit receivables do. We are currently experiencing continued period-over-period growth in private label credit and general purpose credit card receivables and to a lesser extent in our CAR receivables—growth that we expect to result in net period-over-period growth in our total interest income and related fees for these operations throughout 2024. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and the level of marketing investment for the general purpose credit card operations. Other revenue on our condensed consolidated statements of income consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. The above discussions on expectations for finance, fee and other income are based on our current expectations. Recent rules enacted by the Consumer Financial Protection Bureau ("CFPB"), which, if implemented, would limit the late fees charged to consumers in most instances, are expected to adversely impact the revenue recognized on our receivables. In order to mitigate these impacts, our bank partners have taken a number of steps, from modifying products and policies (such as further tightening the criteria used to evaluate new loans) to changing prices (including increasing interest rates and fees charged to consumers). We believe these product, policy and pricing changes will offset the negative impact of a reduced late fee. The changes will take several quarters to fully implement.

For more information, refer to Part II, Item 1A "Risk Factors" and, in particular, "The CFPB recently issued a final rule regarding credit card late fees, which represents a significant departure from the rules that are currently in effect. The rules are currently enjoined from implementation. If implemented in the future, we expect the rule would have an adverse impact on our business, results of operations and financial condition for at least the short term and, depending on the effectiveness of our actions taken in response to the rule, potentially over the long term."

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

Interest expense. Variations in interest expense are due to new borrowings associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 9, "Notes Payable," to our condensed consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased to $1,816.8 million as of June 30, 2024 from $1,595.8 million as of June 30, 2023. The majority of this increase in outstanding debt relates to the addition of multiple credit facilities in 2023. Recent increases in the effective interest rates on debt have increased our interest expense as we have raised additional capital (or replaced existing facilities) over the last two years. We anticipate additional debt financing over the next few quarters as we continue to grow coupled with increased effective interest rates. As such, we expect our quarterly interest expense for these operations to increase compared to prior periods. Adding to interest expense in 2024, we sold approximately $57.2 million aggregate principal amount of 9.25% Senior Notes due 2029 in January and February of 2024.

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

We have experienced a period-over-period increase in our provision for credit losses primarily associated with increases in loss estimates associated with our Auto Finance segment's floorplan loans. Most risk of loss in our Auto Finance segment is widely diversified. Floorplan loans offered to dealers to finance auto inventory increase our exposure to loss. We take a number of steps to mitigate this risk including holding title to the underlying collateral, ongoing reassessments of collateral value and regular audits at participating dealer locations. Nevertheless, the timing of losses are difficult to predict. Recent stress noted at some dealer locations is incorporated into our loss estimates. See Note 2, "Significant Accounting Policies and Consolidated Financial Statement Components," to our condensed consolidated financial statements for further credit quality statistics and analysis. We expect that our provision for credit losses will continue to increase modestly in 2024 in relation to expected growth in the underlying Auto Finance receivables.

Changes in fair value of loans. The increase in Changes in fair value of loans was largely driven by growth in the underlying receivables (as noted above) as well as changes in assumptions due to recent rules enacted by the CFPB, which, if implemented, would limit the late fees charged to consumers in most instances. For both periods presented, we included asset performance degradation in our forecasts to reflect both changes in assumed asset level economics and the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that current trends would suggest. In recent periods we have removed some of this expected degradation based on observed asset performance, implementation of mitigants to a potential change in late fee billings and general improvements in U.S. economic expectations. See Note 6 "Fair Values of Assets and Liabilities" included herein for further discussion of this calculation. For credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value to increase commensurate with growth in these receivables. We may, however, adjust our forecasts to reflect macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Additionally, as receivables associated with both 1) assets acquired prior to our tightened underwriting standards adopted during the second quarter 2022 (and continued in subsequent quarters) and 2) those assets negatively impacted by inflation, gradually become a smaller percentage of the portfolio, we expect to see overall improvements in the measured fair value of our portfolios of acquired receivables.

Total operating expenses. Total operating expenses variances for the three and six months ended June 30, 2024, relative to the three and six months ended June 30, 2023, reflect the following:

•	increases in salaries and benefit costs related to both the growth in the number of employees throughout 2023 and into 2024 and inflationary compensation pressure. We expect some continued increase in this cost in 2024 compared to corresponding periods in 2023 as we expect our receivables to continue to grow and as a result we expect to continue to modestly increase our number of employees;
•	increases in card and loan servicing expenses due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew to $2,414.7 million outstanding from $2,173.4 million outstanding at June 30, 2024 and June 30, 2023, respectively, and costs associated with the implementation of product, policy, and pricing changes discussed above. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow in 2024 commensurate with growth in our receivables;
•	modest decreases in marketing and solicitation costs as total growth in new accounts serviced was in line with combined growth observed in the first and second quarters of 2023. This modest decrease in marketing and solicitation costs is a direct result of tightened underwriting standards resulting from the planned CFPB restrictions on late fee assessments. As we continue to adjust our underwriting standards to reflect changes in fee and finance assumptions on new receivables, we expect period over period marketing costs for 2024 to increase relative to those experienced in 2023, particularly towards the third and fourth quarters of 2024, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and
•	other expenses primarily relate to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including legal expenses and travel expenses are variable based on growth and have grown as we expand our marketing and growth efforts. Increases in this category for the quarter ended June 30, 2024 when compared to the quarter ended June 30, 2023 primarily relate to certain nonrecurring costs associated with accounting and legal expenditures. While we expect some increase in these costs as we continue to grow our receivable portfolios, we do not anticipate the increases to be meaningful.

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

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our condensed consolidated statements of income. In November 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B preferred units may, at its election and with notice, require the Company to redeem part or all of such holder’s Class B preferred units for cash at $1.00 per unit, on or after October 14, 2024. We have included the issuance of these Class B preferred units as temporary noncontrolling interests on the condensed consolidated balance sheets and the associated dividends are included as a reduction of our net income attributable to common shareholders on the condensed consolidated statements of income.

Income Taxes. We experienced effective tax rates of 15.6% and 18.5% for the three and six months ended June 30, 2024, respectively, compared to 22.3% and 23.1% for the three and six months ended June 30, 2023, respectively.

Our effective tax rates for the three and six months ended June 30, 2024 are below the statutory rate principally due to our deduction for income tax purposes of (1) amounts characterized in our condensed consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes, and (2) a loss related to our unrecovered investment in a foreign subsidiary—such subsidiary which ceased operations in the three months ended June 30, 2024, and with respect to which we had used “permanently reinvested earnings” accounting in our condensed consolidated financial statements. Offsetting the foregoing items were (1) state and foreign income tax expense including the effects of law changes enacted in the three months ended June 30, 2024 in certain states in which we operate, (2) taxes on global intangible low-taxed income, and (3) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), with respect to compensation paid to our covered employees.

Our effective tax rates for the three and six months ended June 30, 2023 are above the statutory rate principally due to (1) state and foreign income tax expense, (2) interest accrued on uncertain tax positions, (3) taxes on global intangible low-taxed income, and (4) deduction disallowance under the Code with respect to compensation paid to our covered employees. Partially offsetting the foregoing items was our deduction for income tax purposes of amounts characterized in our condensed consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our condensed consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. Our interest expense was $93 thousand for the six months ended June 30, 2024, and $1.14 million for the six months ended June 30, 2023.

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

We record (i) the finance charges, merchant fees and late fees assessed on our CaaS segment receivables in the Revenue - Consumer loans, including past due fees category on our condensed consolidated statements of income, (ii) the annual, monthly maintenance, returned-check, cash advance and other fees in the Revenue - Fees and related income on earning assets category on our condensed consolidated statements of income, and (iii) the charge-offs (and recoveries thereof) as a component within our Changes in fair value of loans on our condensed consolidated statements of income. Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of Changes in fair value of loans in our condensed consolidated statements of income.

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

Below is the reconciliation of Loans at fair value to Total managed receivables:

	At or for the Three Months Ended
	2024		2023				2022
(in Millions)	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Loans at fair value	$2,277.4	$2,150.6	$2,173.8	$2,050.0	$1,916.1	$1,795.6	$1,818.0	$1,728.1
Fair value mark against receivable (1)	137.7	167.5	237.5	265.2	257.9	260.1	302.1	322.3
Total managed receivables (2)	$2,415.1	$2,318.1	$2,411.3	$2,315.2	$2,174.0	$2,055.7	$2,120.1	$2,050.4
Fair value to Total managed receivables ratio (3)	94.3%	92.8%	90.2%	88.5%	88.1%	87.3%	85.8%	84.3%

(1)

The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 6, "Fair Value of Assets and Liabilities" to our condensed consolidated financial statements included herein for further discussion of this calculation.

(2)	Total managed receivables is equal to the Aggregate unpaid gross balance of loans at fair value. See Note 6, "Fair Value of Assets and Liabilities" to our condensed consolidated financial statements included herein for further discussion of the Aggregate unpaid gross balance of loans at fair value.
(3)	The Fair value to Total managed receivables ratio is calculated using Loans at fair value as the numerator, and Total managed receivables as the denominator.

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

	At or for the Three Months Ended
	2024		2023				2022
(in Millions)	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Consumer loans, including past due fees	$232.1	$220.0	$214.6	$214.6	$210.3	$200.5	$202.9	$208.9
Fees and related income on earning assets	59.5	47.9	71.7	59.8	62.9	44.3	48.0	48.5
Other revenue	13.6	11.7	12.0	10.2	7.6	6.7	8.5	11.1
Total operating revenue - CaaS Segment	305.2	279.6	298.3	284.6	280.8	251.5	259.4	268.5
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(12.6)	4.0	6.5	(6.8)	(10.6)	(0.5)	3.4	(7.9)
Adjustments due to acceleration of annual fees recognition under fair value accounting	1.1	10.1	(12.6)	(3.1)	(9.8)	7.3	7.9	10.0
Removal of finance charge-offs	(62.9)	(63.7)	(59.5)	(47.1)	(54.2)	(61.7)	(58.3)	(45.3)
Total managed yield	$230.8	$230.0	$232.7	$227.6	$206.2	$196.6	$212.4	$225.3

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2024		2023				2022
(in Millions)	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Charge-offs on loans at fair value	$217.0	$231.7	$215.2	$173.5	$180.0	$191.9	$182.3	$134.4
Finance charge-offs (1)	(62.9)	(63.7)	(59.5)	(47.1)	(54.2)	(61.7)	(58.3)	(45.3)
Combined principal net charge-offs	$154.1	$168.0	$155.7	$126.4	$125.8	$130.2	$124.0	$89.1

(1)	Finance charge-offs are included as a component of our Changes in fair value of loans in the accompanying condensed consolidated statements of income.

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

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2024				2023
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,415,092		$2,318,104		$2,411,255		$2,315,206
30-59 days past due	$99,620	4.1%	$94,389	4.1%	$110,465	4.6%	$101,822	4.4%
60-89 days past due	$88,544	3.7%	$87,761	3.8%	$98,377	4.1%	$92,361	4.0%
90 or more days past due	$218,215	9.0%	$243,830	10.5%	$247,621	10.3%	$217,136	9.4%
Average managed receivables	$2,366,598		$2,364,680		$2,363,231		$2,244,604
Total managed yield ratio, annualized (1)	39.0%		38.9%		39.4%		40.6%
Combined principal net charge-off ratio, annualized (2)	26.0%		28.4%		26.4%		22.5%
Interest expense ratio, annualized (3)	6.3%		5.8%		5.4%		4.9%
Net interest margin ratio, annualized (4)	6.7%		4.7%		7.6%		13.2%

	At or for the Three Months Ended
	2023				2022
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,174,001		$2,055,678		$2,120,126		$2,050,354
30-59 days past due	$96,670	4.4%	$76,139	3.7%	$97,373	4.6%	$98,841	4.8%
60-89 days past due	$81,477	3.7%	$88,529	4.3%	$115,636	5.5%	$107,091	5.2%
90 or more days past due	$170,274	7.8%	$197,418	9.6%	$220,901	10.4%	$204,752	10.0%
Average managed receivables	$2,114,840		$2,087,902		$2,085,240		$1,979,619
Total managed yield ratio, annualized (1)	39.0%		37.7%		40.7%		45.5%
Combined principal net charge-off ratio, annualized (2)	23.8%		24.9%		23.8%		18.0%
Interest expense ratio, annualized (3)	4.4%		4.5%		4.5%		4.2%
Net interest margin ratio, annualized (4)	10.8%		8.3%		12.4%		23.3%

(1)	The Total managed yield ratio, annualized is calculated using the annualized total managed yield as the numerator and period-end average managed receivables as the denominator.
(2)

The Combined principal net charge-off ratio, annualized is calculated using the annualized combined principal net charge-offs as the numerator and period-end average managed receivables as the denominator.

(3)

Interest expense ratio, annualized is calculated using the annualized interest expense associated with the CaaS segment (See Note 3, "Segment Reporting" to our condensed consolidated financial statements) as the numerator and period-end average managed receivables as the denominator.

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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2024				2023
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,013,529		$907,367		$939,389		$944,197
30-59 days past due	$36,477	3.6%	$32,209	3.5%	$36,540	3.9%	$35,830	3.8%
60-89 days past due	$29,766	2.9%	$27,094	3.0%	$31,284	3.3%	$29,387	3.1%
90 or more days past due	$67,368	6.6%	$74,414	8.2%	$79,056	8.4%	$71,200	7.5%
Average APR	15.8%		17.1%		17.1%		16.2%
Receivables purchased during period	$316,304		$191,106		$202,168		$244,571

	Private Label Credit - At or for the Three Months Ended
	2023				2022
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$892,387		$835,541		$838,289		$811,307
30-59 days past due	$31,597	3.5%	$25,774	3.1%	$31,426	3.7%	$30,470	3.8%
60-89 days past due	$24,776	2.8%	$21,036	2.5%	$24,993	3.0%	$25,081	3.1%
90 or more days past due	$56,209	6.3%	$62,609	7.5%	$68,517	8.2%	$58,506	7.2%
Average APR	17.0%		17.5%		17.5%		17.2%
Receivables purchased during period	$260,281		$201,375		$192,773		$213,797

	General Purpose Credit Card - At or for the Three Months Ended
	2024				2023
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,401,168		$1,410,281		$1,471,358		$1,370,445
30-59 days past due	$63,141	4.5%	$62,173	4.4%	$73,918	5.0%	$65,987	4.8%
60-89 days past due	$58,777	4.2%	$60,664	4.3%	$67,088	4.6%	$62,969	4.6%
90 or more days past due	$150,839	10.8%	$169,402	12.0%	$168,555	11.5%	$145,927	10.6%
Average APR	27.4%		27.1%		27.4%		27.3%
Receivables purchased during period	$360,425		$342,834		$426,939		$402,978

	General Purpose Credit Card - At or for the Three Months Ended
	2023				2022
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables	Fair Value Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,280,979		$1,219,429		$1,281,051		$1,238,177
30-59 days past due	$65,067	5.1%	$50,355	4.1%	$65,940	5.1%	$68,362	5.5%
60-89 days past due	$56,698	4.4%	$67,486	5.5%	$90,639	7.1%	$82,006	6.6%
90 or more days past due	$114,046	8.9%	$134,799	11.1%	$152,375	11.9%	$146,229	11.8%
Average APR	27.2%		26.4%		26.1%		26.3%
Receivables purchased during period	$380,509		$315,148		$383,344		$422,846

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $241.3 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners from June 30, 2023 to June 30, 2024. The addition of large private label credit retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $121.1 million in the twelve months ended June 30, 2024. Our general purpose credit card receivables grew by $120.2 million during the twelve months ended June 30, 2024. While some of our merchant partners continue to face year-over-year growth challenges, others are benefiting from continued consumer spending and a growing economy. Our general purpose credit card portfolio continues to grow in terms of total customers served and therefore we continue to experience growth in total managed receivables. We expect continued growth in our managed receivables when compared to prior periods in 2023 which were restricted due to tightened underwriting standards adopted during the second quarter 2022 (and continued in subsequent quarters). Growth in the first and second quarters of 2024 was somewhat restricted due to our initial response to rule changes enacted by the CFPB. In order to mitigate these impacts, our bank partners have taken a number of steps, from modifying products and policies (such as further tightening the criteria used to evaluate new loans) to changing prices (including increasing interest rates and fees charged to consumers). We believe these product, policy and pricing changes will offset the negative impact of a reduced late fee. The changes will take several quarters to fully implement and could impact new receivable acquisitions in the short term. Growth in future periods for our private label credit receivables largely is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partners, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 70% of the above-referenced Retail period-end managed receivables outstanding as of June 30, 2024.

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

During 2023, we experienced increased delinquency rates, when compared to the same periods in 2022, in conjunction with slower receivables growth, higher energy costs and rising inflation and the resulting negative impact on consumers. These increases abated in the third and fourth quarters of 2023 as certain of these costs decreased and consumers adjusted to new price points for these consumer staples while simultaneously enjoying a strong employment environment. Increases in the first and second quarters of 2024 in our Private label credit receivables were due to a mix shift in receivables acquired to certain receivables that have higher observed delinquencies, but for which we have limited loss exposure due to agreements with retail partners. Our delinquency rates for our general purpose credit cards receivables were higher in the first quarter of 2024 due to both a reduction in the growth of our managed receivables and accounts that were enrolled in short-term payment deferrals, due to hardship claims resulting from COVID-19. Receivables enrolled in these short-term payment deferrals continued to accrue interest and their delinquency status did not change through their respective deferment periods. We continue to actively work with consumers that indicate hardship as a result of COVID-19; however, the number of impacted consumers is a small part of our overall receivable base. The remainder of these accounts were removed from hardship status with the end of the COVID-19 national and public health emergencies in May 2023. While these accounts resulted in higher than normal reported delinquency rates for the first quarter of 2024 (and correspondingly higher chargeoffs in the first and second quarters of 2024), the charge offs did not result in a further economic impact to us as the majority of these accounts were already considered in our changes in fair value in prior periods. As these accounts were largely charged off by the end of the first quarter we saw some modest improvement in our second quarter 2024 delinquencies offset by slower net receivables growth during this period.

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to marginally increase throughout 2024 when compared to the same periods in prior years due to a planned shift in our general purpose and private label credit receivables mix to higher yielding assets. These assets tend to have higher corresponding delinquencies and chargeoffs and will contribute to marginally higher delinquency rates (and a corresponding higher net interest margin ratio). We also expect continued seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the second quarter of each year due to the benefits of seasonally strong payment patterns associated with tax refunds for many consumers. Offsetting some of this expected increase in delinquencies is continued growth in the portfolio which we expect will continue to mute some of the aforementioned delinquency increase. Our beliefs for future delinquency rates are predicated on the assumption that the slowing rate of inflation will continue and our recent tightened underwriting standards will prove effective at reducing account delinquencies.

Total managed yield ratio, annualized. As discussed above, growth in higher yielding assets has resulted in higher charge-off and delinquency rates. General purpose credit card receivables tend to have higher total yields than private label credit receivables (and corresponding higher charge off rates). As a result, in periods where we have declines in rates of growth of these receivables, as was noted in the first quarter of 2024, we expect to have slightly lower total managed yield ratios. We currently expect increases in the acquisition of receivables and correspondingly higher period-over-period operating revenue for the remainder of 2024. This growth includes an expected shift in our mix of acquired private label receivables to higher FICO receivables that have lower gross yields (and correspondingly lower charge-off expectations) which may result in marginally lower managed yield ratios when compared to the corresponding periods in 2023.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. The increase in the combined principal net charge-off ratio, annualized throughout 2023 and the first two quarters of 2024 is a reflection of increased delinquencies noted as consumer behavior reverted to historical norms (similar to those experienced in periods prior to COVID-19) and decreases in the acquisition of new general purpose credit card receivables. Additionally, inflation, particularly as it relates to higher gas prices, negatively impacted some consumers' ability to make payments on outstanding loans and fees receivable.

Despite the expected marginal increases in delinquency rates as discussed above, we expect our overall combined principal net charge-off ratios to decrease for the remainder of 2024, when compared to comparable prior periods. These charge-off rates are expected to return to historically normalized levels for the remainder of 2024, adjusted for the mix shift discussed above, and will benefit from planned growth in the underlying receivables which we expect will further reduce our combined principal net charge-off ratio. Our charge-off ratio has also been impacted due to (and will continue to be impacted by): 1) higher expected charge-off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, which leads to periodic increases in combined principal net charge offs, (3) the aforementioned tightened underwriting standards that will slow the pace of growth in our receivables base, and (4) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of COVID-19 and the related economic impacts. While charge-offs associated with previously mentioned accounts enrolled in short-term payment deferrals had a negative impact on our Combined principal net charge-off ratio, annualized through the second quarter of 2024, they did not have a material impact on our condensed consolidated statements of income as the majority of these accounts were already considered in our changes in fair value. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment. This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt as well as the addition of new funding facilities. In general, we have historically obtained lower cost financing with fixed interest rates, resulting in lower interest expense ratios. Increases in the federal funds borrowing rate have led to an increase in spreads for newly-originated debt and for that portion of debt which does not have fixed rates. As such, we have seen our Interest expense ratio, annualized increase throughout 2023 and 2024 and we expect the interest expense ratio to increase when compared to prior quarters for the remainder of 2024 as we replace existing financing arrangements with new ones.

Net interest margin ratio, annualized. Our Net interest margin ratio, annualized represents the difference between our Total managed yield ratio, annualized, our Combined principal net charge-off ratio, annualized and our Interest expense ratio, annualized. Recent declines in this ratio, when compared to corresponding prior periods, relate primarily to recent increases in our principal net charge-offs as noted above. Given the above noted expectations for marginal improvements in our Combined principal net charge-off ratio, annualized, we expect this ratio to start to improve relative to corresponding periods in 2023. Changes in the mix shift of acquired receivables, noted above, will also lead to increases in the Net interest margin, annualized as the higher yielding receivables become a larger component of our total portfolio.

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

Collectively, as of June 30, 2024, we served over 670 dealers through our Auto Finance segment in 34 states and two U.S. territories.

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

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2024		2023				2022
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Consumer loans, including past due fees	$10.4	$10.3	$10.1	$10.1	$9.7	$9.2	$9.0	$9.1
Fees and related income on earning assets	—	—	0.1	—	—	—	—	—
Other revenue	0.2	0.2	0.2	0.2	0.2	0.2	0.3	0.2
Total operating revenue	10.6	10.5	10.4	10.3	9.9	9.4	9.3	9.3
Finance charge-offs	—	—	—	—	—	—	—	—
Total managed yield	$10.6	$10.5	$10.4	$10.3	$9.9	$9.4	$9.3	$9.3

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized follows (in millions):

	At or for the Three Months Ended
	2024		2023				2022
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Gross charge-offs	$3.5	$1.8	$1.1	$1.0	$0.8	$1.0	$1.2	$0.6
Finance charge-offs (1)	—	—	—	—	—	—	—	—
Recoveries	(0.7)	(0.5)	(0.5)	(0.5)	(0.5)	(0.4)	(0.4)	(0.4)
Combined principal net charge-offs	$2.8	$1.3	$0.6	$0.5	$0.3	$0.6	$0.8	$0.2

(1)	Finance charge-offs are included as a component of our Provision for credit losses in the accompanying condensed consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2024				2023
	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables
Period-end managed receivables	$117,951		$122,321		$118,045		$118,007
30-59 days past due	$9,200	7.8%	$7,796	6.4%	$9,421	8.0%	$8,627	7.3%
60-89 days past due	$3,834	3.3%	$3,031	2.5%	$3,373	2.9%	$3,278	2.8%
90 or more days past due	$4,944	4.2%	$3,220	2.6%	$3,542	3.0%	$2,607	2.2%
Average managed receivables	$120,136		$120,183		$118,026		$116,531
Total managed yield ratio, annualized (1)	35.3%		34.9%		35.2%		35.4%
Combined principal net charge-off ratio, annualized (2)	9.3%		4.3%		2.0%		1.7%
Recovery ratio, annualized (3)	2.3%		1.7%		1.7%		1.7%

	At or for the Three Months Ended
	2023				2022
	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables
Period-end managed receivables	$115,055		$113,367		$105,267		$107,410
30-59 days past due	$8,070	7.0%	$6,145	5.4%	$8,516	8.1%	$6,772	6.3%
60-89 days past due	$3,047	2.6%	$1,977	1.7%	$2,969	2.8%	$2,248	2.1%
90 or more days past due	$1,699	1.5%	$1,942	1.7%	$2,060	2.0%	$1,434	1.3%
Average managed receivables	$114,211		$109,317		$106,339		$105,987
Total managed yield ratio, annualized (1)	34.7%		34.4%		35.0%		35.1%
Combined principal net charge-off ratio, annualized (2)	1.1%		2.2%		3.0%		0.8%
Recovery ratio, annualized (3)	1.8%		1.5%		1.5%		1.5%

(1)	The total managed yield ratio, annualized is calculated using the annualized Total managed yield as the numerator and Period-end average managed receivables as the denominator.
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

Delinquencies. While we have experienced recent increases in our delinquency rates (and related charge-offs), we do not believe they will have a significantly adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) and other collateral to protect against meaningful credit losses. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the second quarter of each year as seen above due to the benefits of strong payment patterns associated with tax refunds for many consumers.

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

Combined principal net charge-off ratio, annualized and recovery ratio, annualized. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined principal net charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. Increases in our Combined principal net charge-off ratios for the fourth quarter of 2022 and throughout 2023 are indicative of our charge off levels returning to historically normalized levels (i.e., those periods prior to COVID-19 and the related government stimulus programs). While we anticipate our charge offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined principal net charge-off ratio as was evidenced in the first and second quarters of 2024. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

Definitions of Certain Non-GAAP Financial Measures

Total managed yield ratio, annualized. Represents an annualized fraction, the numerator of which includes (as appropriate for each applicable disclosed segment) the: 1) finance charge and late fee income billed on all consolidated outstanding receivables and the amortization of merchant fees, collectively included in the consumer loans, including past due fees category on our condensed consolidated statements of income; plus 2) credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), earned, amortized amounts of annual membership fees with respect to certain credit card receivables, collectively included in our fees and related income on earning assets category on our condensed consolidated statements of income; plus 3) servicing, other income and other activities collectively included in our other operating income category on our condensed consolidated statements of income; minus 4) finance charge and fee losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers. The denominator is our average managed receivables.

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

Interest expense ratio, annualized. Represents an annualized fraction, the numerator of which is the annualized interest expense associated with the CaaS segment (See Note 3, "Segment Reporting" to our condensed consolidated financial statements) and the denominator of which is average managed receivables.

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

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our condensed consolidated balance sheets. Facilities that could represent near-term refunding or refinancing needs (within the next 24 months) as of June 30, 2024 are those associated with the following notes payable in the amounts indicated (in millions):

Unsecured term debt (expiring August 26, 2024)	$17.4
Revolving credit facility (expiring December 11, 2024) that is secured by certain receivables and restricted cash	20.0
Revolving credit facility (expiring July 20, 2025) that is secured by certain receivables and restricted cash	31.3
Revolving credit facility (expiring October 30, 2025) that is secured by certain receivables and restricted cash	28.5
Class B preferred units issued to noncontrolling interests (redeemable on or after October 14, 2024)	100.5
Total	$197.7

Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as moderate in the current environment. We believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships, albeit at increased costs due to the aforementioned recent interest rate increases. Further details concerning the above debt facilities and other debt facilities we use to fund the acquisition of receivables are provided in Note 9, "Notes Payable," to our condensed consolidated financial statements included herein.

In November 2021, we issued $150.0 million aggregate principal amount of 6.125% Senior Notes due 2026 (the "2026 Senior Notes"). The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and six months ended June 30, 2024 and 2023 totaled $0.3 million, $0.7 million, $0.3 million and $0.7 million, respectively. We repurchased $0, $0.4 million, $0.8 million and $0.8 million of the outstanding principal amount of these 2026 Senior Notes in the three and six months ended June 30, 2024 and 2023, respectively.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 9.25% Senior Notes due 2029 (the "2029 Senior Notes"). The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and six months ended June 30, 2024 totaled $0.1 million an $0.2 million, respectively.

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

During the three and six months ended June 30, 2024 and 2023, we sold 0 shares, 44,143 shares, 2,100 shares and 53,427 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $0, $1.1 million, $0 and $1.1 million, respectively. During the three and six months ended June 30, 2024 and 2023, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three and six months ended June 30, 2024, no common shares were sold under the Company’s Common Stock ATM Program.

During the three and six months ended June 30, 2023, we repurchased and contemporaneously retired 0 shares and 1,806 shares of Series B preferred stock at an aggregate cost of $0 and $29,000. No shares of Series B preferred stock were repurchased in the three and six months ended June 30, 2024.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B preferred units may, at its election and with notice, require the Company to redeem part or all of such holder’s Class B preferred units for cash at $1.00 per unit, on or after October 14, 2024. The proceeds from the transaction were used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the condensed consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 5, "Redeemable Preferred Stock" and Note 11, "Net Income Attributable to Controlling Interests Per Common Share" to our condensed consolidated financial statements for more information.

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

At June 30, 2024, we had $350.9 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the six months ended June 30, 2024 and 2023 are as follows:

•

During the six months ended June 30, 2024, we generated $234.4 million of cash flows from operations compared to our generating $209.8 million of cash flows from operations during the six months ended June 30, 2023. The increase in cash provided by operating activities was principally related to an increase in finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables.

•

During the six months ended June 30, 2024, we used $264.8 million of cash in our investing activities, compared to use of $241.4 million of cash in investing activities during the six months ended June 30, 2023. This increase in cash used is primarily due to marginal increases in the level of net investments primarily in general purpose credit card receivables relative to the same period in 2023.

•

During the six months ended June 30, 2024, we generated $53.8 million of cash in financing activities, compared to use of $7.2 million of cash in financing activities during the six months ended June 30, 2023. The increase in cash generated is primarily due to the issuance of $57.2 million of 2029 Senior Notes during the six months ended June 30, 2024. Additionally, for the six months ended June 30, 2023, we used $4.9 million for the repurchase and retirement of common stock compared to $1.8 million for the six months ended June 30, 2024. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

Commitments and Contingencies

We do not currently have any off-balance-sheet arrangements; however, we do have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur; we refer to these arrangements as contingent commitments. We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 10, "Commitments and Contingencies," to our condensed consolidated financial statements included herein for further discussion of these matters.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, "Significant Accounting Policies and Consolidated Financial Statement Components," to our condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

Our condensed consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period. We base our assumptions, estimates, and judgments on historical experience, current events, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. For a description of the Company’s critical accounting estimates, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 4, 2024. There have been no material changes to the information on critical accounting estimates described in our Annual Report on Form 10‑K for the year ended December 31, 2023.

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

In June 2007, we entered into a sublease for 1,000 square feet (as later adjusted to 3,100 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. ("HBR"), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. Thereafter, we amended the sublease to reduce the subleased space to 600 square feet. We entered into a new lease for our Atlanta headquarters that commenced in June 2022. In connection with this new prime lease, we entered into a new sublease with HBR. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $95,653 and $62,422 for 2023 and 2022, respectively. The aggregate amount of payments required under the sublease from January 1, 2024 to the expiration of the sublease in May 2025 is $139,000.

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the six months ended June 30, 2024 and 2023, we received $390,500 and $278,500, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove. The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A preferred stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dove is a limited liability company owned by three trusts. David G. Hanna is the sole shareholder and the President of the corporation that serves as the sole trustee of one of the trusts, and David G. Hanna and members of his immediate family are the beneficiaries of this trust. Frank J. Hanna, III is the sole shareholder and the President of the corporation that serves as the sole trustee of the other two trusts, and Frank J. Hanna, III and members of his immediate family are the beneficiaries of these other two trusts. See Note 5, "Redeemable Preferred Stock," to our condensed consolidated financial statements for more information.

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

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2024.

Changes in internal control over financial reporting

During the quarter ended June 30, 2024, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The response to COVID-19 on global commercial activity and the corresponding volatility in financial markets is evolving. Initially, the global impact of the outbreak led to many federal, state and local governments instituting quarantines and restrictions on travel. More recently, there have been disruptions in global supply chains that have adversely impacted a number of industries, such as transportation, hospitality and entertainment. In addition, there have been significant inflation and labor shortages over the past two years which could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown or recession. The rapid development and fluidity of this situation preclude any accurate prediction as to the ultimate impact of inflation and rising interest rates and other consequences to the responses to COVID-19. The global response to COVID-19 presents material uncertainty and risk with respect to our performance and financial results.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $2,414.7 million at June 30, 2024, from $2,173.4 million at June 30, 2023. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for over 70% of our outstanding private label credit receivables as of June 30, 2024. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

The CFPB recently issued a final rule regarding credit card late fees, which represents a significant departure from the rules that are currently in effect. Absent a successful legal challenge, we expect the rule would have an adverse impact on our business, results of operations and financial condition for at least the short term and, depending on the effectiveness of our actions taken in response to the rule, potentially over the long term.

In March 2024, the CFPB published a final rule that would significantly reduce the safe harbor amount for late fees that credit card issuers are authorized to charge. This rule is currently on hold, pending litigation. The rule, if implemented, would: (i) decrease the safe harbor amount for credit card late fees to $8 and eliminate a higher safe harbor dollar amount for subsequent late payments; and (ii) eliminate the annual inflation adjustments that currently exist for the late fee safe harbor dollar amounts. The "safe harbor" dollar amounts referenced in the CFPB’s rulemaking refer to the amounts that credit card issuers may charge as late fees under the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") without reference to the issuer’s cost to collect. Under the CARD Act, these safe harbor amounts, since their initial implementation, have been subject to annual adjustment based on changes in the Consumer Price Index, and the safe harbor amounts are currently set at $30 for an initial late fee and $41 for subsequent late fees incurred in one of the next six billing cycles. Accordingly, the $8 safe harbor amount on late fees (and the elimination of the annual inflation-based adjustment thereto) would represent a significant decrease from the current safe harbor amounts. The final rule was slated to become effective on May 14, 2024, subject to any court-imposed injunction resulting from litigation.

Shortly after the final rule was published, a lawsuit was filed in U.S. District Court for the Northern District of Texas (Ft. Worth Division) by the U.S. Chamber of Commerce, the American Bankers Association and various other parties, challenging the rule and seeking a preliminary injunction enjoining the rule from becoming effective during the pendency of the litigation. The lawsuit asserts that the rule would ultimately harm those consumers the CFPB is charged with protecting and seeks to have the rule vacated on various grounds, including that the CFPB (i) violated the CARD Act by preventing issuers from collecting reasonable and proportional late fees when cardholders do not pay their bills on time, and (ii) violated the Administrative Procedure Act by promulgating a final rule that is arbitrary and capricious, relying on inappropriate, incomplete and non-public data. An injunction against implementation was entered on May 10, 2024.

Assuming these legal challenges are not successful and the CFPB’s final rule becomes effective, this rule would represent an approximately 75% reduction in the amount of late fees that may be charged under the CARD Act safe harbor. We have already executed on a number of strategies designed to limit the impact of the final rule on us and we continue to evaluate various other mitigating strategies, but it may not be feasible for us to fully implement these strategies in the short term, and these efforts ultimately may not be successful even if and when fully implemented. Moreover, the final rule (and certain of our mitigating strategies) may present other risks and adverse impacts to our business, results of operations and financial condition, which could include, without limitation, the loss of customers due to tightened underwriting standards or negative customer response to higher rates and fees, impacts to customer payment behavior due to decreased incentives to pay, further regulatory action in response to mitigating strategies that may be employed by us or other credit card issuers, adverse impacts to or disputes with our brand partners, strategic non-renewals of certain brand partner relationships that cease to be profitable, and balance sheet impairments, including of goodwill, long-lived assets and other prepaid or intangible assets.

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

The Federal Reserve has raised interest rates to combat inflation. Increased interest rates adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of consumers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreased recoveries, all of which could have an adverse effect on our business.

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

The Series B preferred stock rank junior to our Series A preferred stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A preferred stock has been satisfied. The rights of holders of the Series B preferred stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A preferred stock and any future series or class of preferred stock we may issue that ranks senior to the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of June 30, 2024 we had outstanding 400,000 shares of Series A preferred stock and 3,300,704 shares of Series B preferred stock. As of June 30, 2024, we could issue up to 6,299,296 additional shares of preferred stock.

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

We may issue additional shares of the Series B preferred stock and additional series of preferred stock that rank on a parity with the Series B preferred stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B preferred stock and additional series of preferred stock that would rank on a parity with the Series B preferred stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B preferred stock without any vote of the holders of the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of June 30, 2024 we had outstanding 400,000 shares of Series A preferred stock and 3,300,704 shares of Series B preferred stock. As of June 30, 2024, we could issue up to 6,299,296 additional shares of preferred stock. The issuance of additional shares of Series B preferred stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B preferred stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B preferred stock if we do not have sufficient funds to pay dividends on all Series B preferred stock outstanding and other classes of stock with equal priority with respect to dividends.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 - April 30	800	$27.34	—	4,144,195
May 1 - May 31	26,176	$25.27	(26,176)	1,973,824
June 1 - June 30	22,227	$26.56	(22,227)	1,951,597
Total	49,203	$25.88	(48,403)	1,951,597

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 800 such shares returned to us during the three months ended June 30, 2024.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2024, we are authorized to repurchase 2,000,000 shares of our common stock through June 30, 2026.

The following table sets forth information with respect to our repurchases of Series B preferred stock during the three months ended June 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1 - April 30	—	$—	—	498,194
May 1 - May 31	—	$—	—	500,000
June 1 - June 30	—	$—	—	500,000
Total	—	$—	—	500,000

(1)	On May 7, 2024, our Board of Directors authorized the Company to repurchase up to 500,000 shares of our Series B preferred stock through June 30, 2026.

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

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

Atlanticus Holdings Corporation

August 8, 2024	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)