Form 10-Q
period 2024-09-30
Atlanticus Holdings Corp
filed 2024-11-07
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, 14,738,862 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2024	2023

Assets
Unrestricted cash and cash equivalents (including $147.3 million and $158.0 million associated with variable interest entities at September 30, 2024 and December 31, 2023, respectively)	$308,651	$339,338
Restricted cash and cash equivalents (including $22.0 million and $20.5 million associated with variable interest entities at September 30, 2024 and December 31, 2023, respectively)	76,058	44,315
Loans at fair value (including $2,189.4 million and $2,128.6 million associated with variable interest entities at September 30, 2024 and December 31, 2023, respectively)	2,511,619	2,173,759
Loans at amortized cost, net (including $4.6 million and $1.8 million of allowance for credit losses at September 30, 2024 and December 31, 2023, respectively; and $16.9 million and $17.9 million of deferred revenue at September 30, 2024 and December 31, 2023, respectively)	89,109	98,425
Property at cost, net of depreciation	9,676	11,445
Operating lease right-of-use assets	11,040	11,310
Prepaid expenses and other assets	33,811	27,853
Total assets	$3,039,964	$2,706,445
Liabilities
Accounts payable and accrued expenses	$59,563	$61,634
Operating lease liabilities	19,446	20,180
Notes payable, net (including $1,802.6 million and $1,795.9 million associated with variable interest entities at September 30, 2024 and December 31, 2023, respectively)	2,016,655	1,861,685
Senior notes, net	269,649	144,453
Income tax liability	105,214	85,826
Total liabilities	2,470,527	2,173,778

Commitments and contingencies (Note 10)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding (liquidation preference - $40.0 million) at September 30, 2024 and December 31, 2023 (Note 5) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 5)	74,975	100,250

Shareholders' Equity
Series B preferred stock, no par value, 3,300,704 shares issued and outstanding at September 30, 2024 (liquidation preference - $82.5 million); 3,256,561 shares issued and outstanding at December 31, 2023 (liquidation preference - $81.4 million) (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 14,738,862 and 14,603,563 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Paid-in capital	89,386	87,415
Retained earnings	368,337	307,260
Total shareholders’ equity attributable to Atlanticus Holdings Corporation	457,723	394,675
Noncontrolling interests	(3,261)	(2,258)
Total equity	454,462	392,417
Total liabilities, shareholders' equity and temporary equity	$3,039,964	$2,706,445

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Consumer loans, including past due fees	$255,389	$224,682	$728,112	$654,425
Fees and related income on earning assets	78,572	59,853	185,983	167,084
Other revenue	16,993	10,378	42,674	25,137
Total operating revenue	350,954	294,913	956,769	846,646
Other non-operating revenue	270	(6)	1,184	140
Total revenue	351,224	294,907	957,953	846,786

Interest expense	(42,492)	(28,274)	(115,503)	(76,723)
Provision for credit losses	(4,633)	(538)	(9,323)	(1,551)
Changes in fair value of loans	(203,739)	(177,854)	(549,161)	(505,505)
Net margin	100,360	88,241	283,966	263,007

Operating expenses:
Salaries and benefits	(12,299)	(11,360)	(37,584)	(32,593)
Card and loan servicing	(28,069)	(25,864)	(82,589)	(74,013)
Marketing and solicitation	(14,848)	(12,599)	(38,848)	(37,491)
Depreciation	(656)	(647)	(1,963)	(1,908)
Other	(7,202)	(6,013)	(24,272)	(19,149)
Total operating expenses	(63,074)	(56,483)	(185,256)	(165,154)
Income before income taxes	37,286	31,758	98,710	97,853
Income tax expense	(8,097)	(6,785)	(19,575)	(22,172)
Net income	29,189	24,973	79,135	75,681
Net loss attributable to noncontrolling interests	354	267	858	860
Net income attributable to controlling interests	29,543	25,240	79,993	76,541
Preferred stock and preferred unit dividends and discount accretion	(6,316)	(6,341)	(18,916)	(18,857)
Net income attributable to common shareholders	$23,227	$18,899	$61,077	$57,684
Net income attributable to common shareholders per common share—basic	$1.58	$1.30	$4.15	$3.99
Net income attributable to common shareholders per common share—diluted	$1.27	$1.03	$3.35	$3.14

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Temporary Equity (Unaudited)

For the Nine Months Ended September 30, 2024 and September 30, 2023

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2024	3,256,561	$—	14,603,563	$—	$87,415	$307,260	$(2,258)	$392,417	$40,000	$100,250
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	—	(75)	—	(75)	—	75
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(597)	—	(597)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,555)	—	(1,555)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(4,065)	—	(4,065)	—	—
Compensatory stock issuances, net of forfeitures	—	—	206,629	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	44,143	—	—	—	1,071	—	—	1,071	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(148)	(148)	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	3	3	—	—
Stock-based compensation costs	—	—	—	—	940	—	—	940	—	—
Redemption and retirement of common shares	—	—	(18,033)	—	(543)	—	—	(543)	—	—
Net income (loss)	—	—	—	—	—	26,170	(351)	25,819	—	—
Balance at March 31, 2024	3,300,704	$—	14,792,159	$—	$88,883	$327,138	$(2,754)	$413,267	$40,000	$100,325
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	—	(75)	—	(75)	—	75
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(596)	—	(596)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,573)	—	(1,573)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(4,064)	—	(4,064)	—	—
Stock option exercises and proceeds related thereto	—	—	2,975	—	45	—	—	45	—	—
Compensatory stock issuances, net of forfeitures	—	—	3,007	—	—	—	—	—	—	—
Stock-based compensation costs	—	—	—	—	1,050	—	—	1,050	—	—
Redemption and retirement of common shares	—	—	(49,203)	—	(1,273)	—	—	(1,273)	—	—
Net income (loss)	—	—	—	—	—	24,280	(153)	24,127	—	—
Balance at June 30, 2024	3,300,704	$—	14,748,938	$—	$88,705	$345,110	$(2,907)	$430,908	$40,000	$100,400
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	—	(75)	—	(75)	—	75
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(604)	—	(604)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,573)	—	(1,573)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(4,064)	—	(4,064)	—	—
Stock option exercises and proceeds related thereto	—	—	1,700	—	26	—	—	26	—	—
Compensatory stock issuances, net of forfeitures	—	—	(583)	—	—	—	—	—	—	—
Stock-based compensation costs	—	—	—	—	979	—	—	979	—	—
Redemption and retirement of preferred shares and preferred units	—	—	—	—	—	—	—	—	—	(25,500)
Redemption and retirement of common shares	—	—	(11,193)	—	(324)	—	—	(324)	—	—
Net income (loss)	—	—	—	—	—	29,543	(354)	29,189	—	—
Balance at September 30, 2024	3,300,704	$—	14,738,862	$—	$89,386	$368,337	$(3,261)	$454,462	$40,000	$74,975

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2023	3,204,640	$—	14,453,415	$—	$121,996	$204,415	$(1,371)	$325,040	$40,000	$99,950
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	—	75
Discount associated with repurchase of preferred stock	—	—	—	—	16	—	—	16	—	—
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	(592)	—	—	(592)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	(1,556)	—	—	(1,556)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	(4,020)	—	—	(4,020)	—	—
Stock option exercises and proceeds related thereto	—	—	1,258	—	19	—	—	19	—	—
Compensatory stock issuances, net of forfeitures	—	—	146,227	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	51,327	—	—	—	1,069	—	—	1,069	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Stock-based compensation costs	—	—	—	—	931	—	—	931	—	—
Redemption and retirement of preferred shares	(1,806)	—	—	—	(45)	—	—	(45)	—	—
Redemption and retirement of common shares	—	—	(72,354)	—	(1,947)	—	—	(1,947)	—	—
Net income (loss)	—	—	—	—	—	26,212	(318)	25,894	—	—
Balance at March 31, 2023	3,254,161	$—	14,528,546	$—	$115,796	$230,627	$(1,685)	$344,738	$40,000	$100,025
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	—	75
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	(598)	—	—	(598)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	(1,551)	—	—	(1,551)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	(4,065)	—	—	(4,065)	—	—
Stock option exercises and proceeds related thereto	—	—	5,160	—	40	—	—	40	—	—
Compensatory stock issuances, net of forfeitures	—	—	(220)	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	2,100	—	—	—	43	—	—	43	—	—
Stock-based compensation costs	—	—	—	—	1,031	—	—	1,031	—	—
Redemption and retirement of common shares	—	—	(105,447)	—	(2,988)	—	—	(2,988)	—	—
Net income (loss)	—	—	—	—	—	25,089	(275)	24,814	—	—
Balance at June 30, 2023	3,256,261	$—	14,428,039	$—	$107,633	$255,716	$(1,960)	$361,389	$40,000	$100,100
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	—	75
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	(605)	—	—	(605)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	(1,552)	—	—	(1,552)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	(4,109)	—	—	(4,109)	—	—
Stock option exercises and proceeds related thereto	—	—	510,028	—	3,031	—	—	3,031	—	—
Compensatory stock issuances, net of forfeitures	—	—	(840)	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	300	—	—	—	6	—	—	6	—	—
Stock-based compensation costs	—	—	—	—	908	—	—	908	—	—
Redemption and retirement of common shares	—	—	(285,906)	—	(9,399)	—	—	(9,399)	—	—
Net income (loss)	—	—	—	—	—	25,240	(267)	24,973	—	—
Balance at September 30, 2023	3,256,561	$—	14,651,321	$—	$95,838	$280,956	$(2,227)	$374,567	$40,000	$100,175

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$79,135	$75,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	3,785	2,785
Provision for credit losses	9,323	1,551
Deferred income tax expense	19,590	—
Income from accretion of discount associated with Loans at amortized cost, net	(18,897)	(17,408)
Income from merchant fees associated with Loans at fair value	(112,970)	(101,501)
Changes in fair value of loans	549,161	505,505
Amortization of debt issuance costs	8,491	4,886
Stock-based compensation costs	2,969	2,870
Lease liability payments	(2,253)	(1,116)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(186,886)	(173,459)
(Decrease) increase in income tax liability	(202)	20,487
(Decrease) increase in accounts payable and accrued expenses	(1,026)	4,957
Other	(3,417)	1,412
Net cash provided by operating activities	346,803	326,650

Investing activities
Proceeds from recoveries on charged off receivables	33,843	41,414
Investments in earning assets	(2,002,048)	(1,860,302)
Proceeds from earning assets	1,397,362	1,361,788
Purchases and development of property	(193)	(3,909)
Net cash used in investing activities	(571,036)	(461,009)

Financing activities
Noncontrolling interests contributions	3	4
Noncontrolling interests distributions	(148)	—
Proceeds from issuance of Series B preferred stock, net of issuance costs	1,071	1,118
Preferred stock and preferred unit dividends	(19,738)	(18,650)
Proceeds from exercise of stock options	71	3,090
Purchase and retirement of outstanding stock and preferred units	(27,640)	(14,363)
Proceeds from issuance of Senior notes, net of issuance costs	124,076	—
Proceeds from borrowings	629,134	671,951
Repayment of borrowings	(481,540)	(541,964)
Net cash provided by financing activities	225,289	101,186
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	3
Net increase (decrease) in cash and cash equivalents and restricted cash	1,056	(33,170)
Cash and cash equivalents and restricted cash at beginning of period	383,653	433,192
Cash and cash equivalents and restricted cash at end of period	$384,709	$400,022
Cash and cash equivalents, and restricted cash at end of period
Unrestricted cash and cash equivalents	$308,651	$355,707
Restricted cash and cash equivalents	76,058	44,315
Cash and cash equivalents, and restricted cash at end of period	$384,709	$400,022
Supplemental cash flow information
Cash paid for interest	$104,983	$70,709
Net cash income tax payments	$187	$1,685
Accretion of discount associated with issuance of subsidiary equity	$225	$225
Decrease in accrued and unpaid preferred stock and preferred unit dividends	$(1,047)	$(2)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2024 and 2023

1.	Description of Our Business

Our accompanying condensed consolidated financial statements include the accounts of Atlanticus Holdings Corporation (the "Company") and those entities we control.

We are a purpose driven financial technology company. We are primarily focused on facilitating consumer credit through the use of our financial technology and related services. Through our subsidiaries, we provide technology and other support services to lenders who offer an array of financial products and services, including private label and general purpose card products, to consumers who may have been declined by other providers of credit. Private label and general purpose card products are originated by The Bank of Missouri and WebBank (collectively, our “bank partners”). Our bank partners originate these accounts through multiple channels, including retail and healthcare point-of-sale locations, direct mail solicitation, digital marketing and partnerships with third parties.

We are principally engaged in providing these products and services to lenders in the U.S. (including our bank partners) for which these lenders pay us a fee and in most circumstances, the lenders are then obligated to sell us the receivables they generate from these products and services. We acquire these receivables for the principal amount of the loan less any up-front fees and any third party or merchant fees associated with the receivables. We compensate our bank partners monthly for the regulatory oversight they provide associated with our acquired receivables, the underlying accounts of which they continue to own and service, and also based on variable levels of the underlying performance of the acquired receivables. From time to time, we also purchase receivables portfolios from third parties. In these Notes to Condensed Consolidated Financial Statements, "receivables" or "loans" typically refer to receivables we have purchased from our bank partners or from third parties. These products and services are reported through two segments, Credit as a Service ("CaaS") and Auto Finance.

Within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $41 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Our general purpose credit cards use the Aspire, Imagine and Fortiva brand names. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing that focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

We also report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded, and the carrying values of our investments in these companies are not material.

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

In the third quarter of 2024, we revised the presentation of our condensed consolidated statement of shareholders’ equity and temporary equity to present the preferred stock and preferred unit dividends on an individual instrument basis, including the dividends per share. We also revised the presentation of our condensed consolidated statement of cash flows to (1) present the income from accretion of discounts associated with loans from amortized cost, net separate from the income from merchant fees associated with loans at fair value and (2) include a reconciliation of the unrestricted cash and cash equivalents and restricted cash and cash equivalents to arrive at the ending cash and cash equivalents and restricted cash at end of period. These changes in presentation had no effect on our consolidated total equity or consolidated net cash provided by operating activities or ending cash and cash equivalents and restricted cash, and our historical condensed consolidated statement of shareholders’ equity and temporary equity and condensed consolidated statement of cash flows were revised for consistent presentation.

Recent rules enacted by the Consumer Financial Protection Bureau ("CFPB"), which, if implemented, would further limit the late fees charged to consumers in most instances, are expected to adversely impact the revenue recognized on our receivables. In order to mitigate these impacts and continue to serve consumers, we have worked collaboratively with our bank partners to assist them in taking a number of steps, from modifying products and policies (such as further tightening the criteria used to evaluate new loans) to changing prices (including increasing interest rates and fees charged to consumers). While our bank partners have the flexibility to unilaterally make changes to program offerings and must approve all changes to existing or new program offerings, we are only obligated to acquire receivables originated by the bank that utilized mutually agreed upon underwriting standards. The changes will take several quarters to fully implement.

We maintain two categories of Loans on our condensed consolidated balance sheets: those that are carried at fair value (Loans at fair value) and those that are carried at net amortized cost (Loans at amortized cost).

Consolidation The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s policy is to consolidate the financial statements of entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by evaluating whether the entity is a voting interest entity or variable interest entity ("VIE") and if the accounting guidance requires consolidation. For more information on the Company's VIEs, see Note 7 "Variable Interest Entities."

Loans at fair value. Loans at fair value represent receivables for which we have elected the fair value option (the "Fair Value Receivables"). Further details concerning our loans at fair value are presented within Note 6, "Fair Values of Assets and Liabilities."

Loans at amortized cost, net. Our loans at amortized cost, net, currently consist of receivables associated with our Auto Finance segment’s operations and are presented in the condensed consolidated balance sheets net of the related allowance for credit losses and deferred revenue. We purchased auto loans with outstanding principal of $48.9 million, $161.1 million, $59.0 million and $179.3 million for the three and nine months ended September 30, 2024 and 2023, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

Certain of our loans at amortized cost, net, also contain components of deferred revenue related to loan discounts on the purchase of our auto finance receivables. As of September 30, 2024 and December 31, 2023, the weighted average remaining accretion period for the $16.9 million and $17.9 million of deferred revenue reflected in the condensed consolidated balance sheets was 24 and 26 months, respectively.

A roll-forward (in millions) of our allowance for credit losses by class of receivable is as follows:

For the Three Months Ended September 30,	2024	2023
Allowances for credit losses:
Balance at beginning of period	$(2.4)	$(1.7)
Provision for credit losses	(4.6)	(0.5)
Charge-offs	3.1	0.9
Recoveries	(0.7)	(0.5)
Balance at end of period	$(4.6)	$(1.8)

For the Nine Months Ended September 30,	2024	2023
Allowances for credit losses:
Balance at beginning of period	$(1.8)	$(1.6)
Provision for credit losses	(9.3)	(1.6)
Charge-offs	8.4	2.8
Recoveries	(1.9)	(1.4)
Balance at end of period	$(4.6)	$(1.8)

	September 30,	December 31,
As of	2024	2023
Allowances for credit losses:
Balance at end of period individually evaluated for impairment	$(0.6)	$—
Balance at end of period collectively evaluated for impairment	$(4.0)	$(1.8)
Loans at amortized cost:
Loans at amortized cost	$110.6	$118.0
Loans at amortized cost individually evaluated for impairment	$3.4	$—
Loans at amortized cost collectively evaluated for impairment	$107.2	$118.0

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans at amortized cost (in millions) as of September 30, 2024 and December 31, 2023 is as follows:

	September 30,	December 31,
As of	2024	2023
30-59 days past due	$8.9	$9.4
60-89 days past due	3.8	3.4
90 or more days past due	5.3	3.5
Delinquent loans at amortized cost	18.0	16.3
Current loans at amortized cost	92.6	101.7
Total loans at amortized cost	$110.6	$118.0
Balance of loans greater than 90-days delinquent still accruing interest and fees	$3.8	$2.6

Loan Modifications and Restructurings

We review our Loans at amortized cost, net, associated with our Auto Finance segment’s operations to determine if any modifications for borrowers experiencing financial difficulty were made that would qualify the receivable as a Financial Difficulty Modification ("FDM"). This could include a restructuring of the loan terms to alleviate the burden of the borrower's near-term cash requirements, such as a modification of terms to reduce or defer cash payments to help the borrower attempt to improve its financial condition. For the nine months ended September 30, 2024, no Loans at amortized cost qualified as a FDM.

Income Taxes

We experienced effective tax rates of 21.5% and 19.7% for the three and nine months ended September 30, 2024, respectively, compared to 21.2% and 22.5% for the three and nine months ended September 30, 2023, respectively. In all periods, the factors that decreased our effective tax rate relative to the statutory rate included (1) our deduction for income tax purposes of amounts characterized in our condensed consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) deductions associated with the exercises of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Also, in all periods, the factors that increased our effective tax rate relative to the statutory rate included (1) state and foreign income tax expense, including the effects of law changes enacted in certain states in which we operate, (2) taxes on global intangible low-taxed income, and (3) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our condensed consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. Our net interest expense reflected within our income tax line item was $140,000 for the nine months ended September 30, 2024, and $1.4 million for the nine months ended September 30, 2023.

Revenue Recognition and Revenue from Contracts with Customers

Consumer Loans, Including Past Due Fees

Consumer loans, including past due fees reflect interest income, including finance charges, and late fees on loans in accordance with the terms of the related customer agreements. Discounts received associated with auto loans that are not included as part of our Fair Value Receivables are deferred and amortized over the average life of the related loans using the effective interest method. Premiums, discounts, and merchant fees paid or received associated with Fair Value Receivables are recognized upon receivable acquisition. Finance charges and fees, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans.

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

Other revenue

Other revenue includes revenue from contracts with customers, which includes interchange revenues, servicing income and ancillary product offerings (primarily associated with a credit protection program offered by our issuing bank partner). We recognize these fees as income in the period earned.

Other non-operating revenue

Other non-operating revenue includes revenues not associated with our ongoing business operations.

Revenue from Contracts with Customers

Revenue from contracts with customers is included in Other revenue on our condensed consolidated statements of income. Components (in thousands) of our revenue from contracts with customers are as follows:

For the Three Months Ended September 30, 2024	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$5,001	$—	$5,001
Servicing income	2,871	186	3,057
Service charges and other customer related fees	8,922	13	8,935
Total revenue from contracts with customers	$16,794	$199	$16,993

(1) Interchange revenue is presented net of customer reward expense.

For the Nine Months Ended September 30, 2024	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$14,448	$—	$14,448
Servicing income	6,055	576	6,631
Service charges and other customer related fees	21,549	46	21,595
Total revenue from contracts with customers	$42,052	$622	$42,674

(1) Interchange revenue is presented net of customer reward expense.

For the Three Months Ended September 30, 2023	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$5,790	$—	$5,790
Servicing income	943	179	1,122
Service charges and other customer related fees	3,447	19	3,466
Total revenue from contracts with customers	$10,180	$198	$10,378

(1) Interchange revenue is presented net of customer reward expense.

For the Nine Months Ended September 30, 2023	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$15,409	$—	$15,409
Servicing income	2,284	559	2,843
Service charges and other customer related fees	6,829	56	6,885
Total revenue from contracts with customers	$24,522	$615	$25,137

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

Summary operating segment information (in thousands) is as follows:

Three Months Ended September 30, 2024	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$245,332	$10,057	$255,389
Fees and related income on earning assets	78,552	20	78,572
Other revenue	16,793	200	16,993
Total operating revenue	340,677	10,277	350,954
Other non-operating revenue	(31)	301	270
Total revenue	340,646	10,578	351,224
Interest expense	(41,803)	(689)	(42,492)
Provision for credit losses	—	(4,633)	(4,633)
Changes in fair value of loans	(203,739)	—	(203,739)
Net margin	$95,104	$5,256	$100,360
Income (loss) before income taxes	$37,769	$(483)	$37,286
Income tax (expense) benefit	$(8,237)	$140	$(8,097)

Nine Months Ended September 30, 2024	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$697,385	$30,727	$728,112
Fees and related income on earning assets	185,921	62	185,983
Other revenue	42,052	622	42,674
Total operating revenue	925,358	31,411	956,769
Other non-operating revenue	330	854	1,184
Total revenue	925,688	32,265	957,953
Interest expense	(113,165)	(2,338)	(115,503)
Provision for credit losses	—	(9,323)	(9,323)
Changes in fair value of loans	(549,161)	—	(549,161)
Net margin	$263,362	$20,604	$283,966
Income before income taxes	$95,763	$2,947	$98,710
Income tax expense	$(18,814)	$(761)	$(19,575)
Total assets	$2,945,030	$94,934	$3,039,964

Three Months Ended September 30, 2023	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$214,596	$10,086	$224,682
Fees and related income on earning assets	59,831	22	59,853
Other revenue	10,180	198	10,378
Total operating revenue	284,607	10,306	294,913
Other non-operating revenue	(69)	63	(6)
Total revenue	284,538	10,369	294,907
Interest expense	(27,394)	(880)	(28,274)
Provision for credit losses	—	(538)	(538)
Changes in fair value of loans	(177,854)	—	(177,854)
Net margin	$79,290	$8,951	$88,241
Income before income taxes	$28,455	$3,303	$31,758
Income tax expense	$(5,944)	$(841)	$(6,785)

Nine Months Ended September 30, 2023	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$625,393	$29,032	$654,425
Fees and related income on earning assets	167,022	62	167,084
Other revenue	24,522	615	25,137
Total operating revenue	816,937	29,709	846,646
Other non-operating revenue	34	106	140
Total revenue	816,971	29,815	846,786
Interest expense	(74,217)	(2,506)	(76,723)
Provision for credit losses	—	(1,551)	(1,551)
Changes in fair value of loans	(505,505)	—	(505,505)
Net margin	$237,249	$25,758	$263,007
Income before income taxes	$89,191	$8,662	$97,853
Income tax expense	$(19,857)	$(2,315)	$(22,172)
Total assets	$2,493,946	$102,955	$2,596,901

4.	Shareholders’ Equity and Preferred Stock

During the three and nine months ended September 30, 2024 and 2023, we repurchased and contemporaneously retired 11,193 shares, 78,429 shares, 285,906 shares and 463,707 shares of our common stock at an aggregate cost of $0.3 million, $2.1 million, $9.4 million and $14.3 million, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

During the three and nine months ended September 30, 2023, we repurchased and contemporaneously retired 0 shares and 1,806 shares of Series B preferred stock at an aggregate cost of $0 and $29,000. No shares of Series B preferred stock were repurchased in the three and nine months ended September 30, 2024.

ATM Programs

On August 10, 2022, we entered into an At Market Issuance Sales Agreement (the "Preferred Stock Sales Agreement") providing for the sale by the Company of up to an aggregate offering price of $100.0 million of our (i) Series B preferred stock and (ii) 6.125% Senior Notes due 2026 (the "2026 Senior Notes"), from time to time through a sales agent, in connection with the Company's Series B preferred stock and 2026 Senior Notes "at-the-market" offering program (the "Preferred Stock ATM Program"). On August 26, 2024, we amended and restated the Preferred Stock Sales Agreement to remove our 2026 Senior Notes and to include our 9.25% Senior Notes due 2029 (the "2029 Senior Notes") in the Preferred Stock ATM Program. On December 29, 2023, the Company entered into an At-The-Market Sales Agreement (the "Common Stock Sales Agreement") providing for the sale by the Company of its common stock, no par value per share, up to an aggregate offering price of $50.0 million, from time to time to or through a sales agent, in connection with the Company’s common stock ATM Program ("Common Stock ATM Program"). Sales pursuant to both the Preferred Stock Sales Agreement and Common Stock Sales Agreement, if any, may be made in transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on or through the NASDAQ Global Select Market. The sales agents will make all sales using commercially reasonable efforts consistent with their normal trading and sales practices up to the amount specified in, and otherwise in accordance with the terms of, the placement notices.

During the three and nine months ended September 30, 2024 and 2023, we sold 0 shares, 44,143 shares, 300 shares and 53,727 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $0 million, $1.1 million, $0.0 million and $1.1 million, respectively. During the three and nine months ended September 30, 2024 and 2023, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three and nine months ended September 30, 2024, we sold $13.5 million principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $13.4 million. During the three and nine months ended September 30, 2024, no common shares were sold under the Company’s Common Stock ATM Program.

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B preferred units may, at its election and with notice, require the Company to redeem part or all of such holder’s Class B preferred units for cash at $1.00 per unit, on or after October 14, 2024. The proceeds from the transaction were used for general corporate purposes. The Company has the right to redeem the Class B preferred units at any time with notice. During the three and nine months ended  September 30, 2024, we redeemed 25.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the condensed consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 11, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2024 and December 31, 2023 fair values and carrying amounts of (1) our assets that are carried at fair value in our condensed consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of September 30, 2024 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$105,861	$89,109
Loans at fair value	$—	$—	$2,511,619	$2,511,619

Assets – As of December 31, 2023 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$105,409	$98,425
Loans at fair value	$—	$—	$2,173,759	$2,173,759

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are carried at fair value in our condensed consolidated financial statements, gains and losses associated with fair value changes are detailed on our condensed consolidated statements of income as a component of "Changes in fair value of loans." Gross yield net of finance charge chargeoffs (including late fees and interest charges on outstanding balances), payment rates, servicing rates and expected net principal credit loss rates vary based on the delinquency or payment behavior of a consumer and impact the return rate third-party market participants would require. As such, we consider all of these risks as “credit risk.” For our loans included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2024 and 2023:

	Loans at Fair Value
	2024		2023
Balance at January 1,		$2,173,759		$1,817,976
Changes in fair value of loans at fair value, included in earnings	101,035		39,877
Changes in fair value due to principal charge-offs, net of recoveries	(463,076)		(382,412)
Changes in fair value due to finance and fee charge-offs	(187,120)		(162,970)
Total Changes in fair value of loans (1)		(549,161)		(505,505)
Purchases		1,969,259		1,801,802
Finance and fees, added to the account balance		785,847		701,784
Settlements		(1,868,085)		(1,766,064)
Balance at September 30,(2)		$2,511,619		$2,049,993
(1)	Total Changes in fair value of loans is included in our Condensed Consolidated Statements of Income.
(2)	As of September 30, 2024 and September 30, 2023, the aggregate unpaid principal balance included within loans at fair value was $2,420 million and $2,096 million, respectively.

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs.

Loans at Fair Value.

The fair value of Loans at fair value is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using internally-developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of credit losses, payment rates, servicing costs, discount rates and yields earned on private label credit and general purpose credit card receivables. We forecast the cash flows underlying our fair value assessment based on the individual offer type (in the case of general purpose credit cards) or by specific offers at our retail partners (for private label credit). While overall product return requirements among the offer types may be similar, the individual product offerings necessary to achieve those returns is often unique to each offer and retailer based on several factors, including acceptance rates of the offers by consumers and underlying consumer performance data which varies by offer type.

Our fair value models include market degradation to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that current trends would suggest. Further, recent rules enacted by the CFPB, which, if implemented, would further limit the late fees charged to consumers in most instances, are expected to adversely impact the revenue recognized on our receivables. Our fair value models currently assume an implementation of these rules in July 2025. In order to mitigate these impacts and continue to serve consumers, we have worked collaboratively with our bank partners to assist them in taking a number of steps, from modifying products and policies (such as further tightening the criteria used to evaluate new loans) to changing prices (including increasing interest rates and fees charged to consumers). While our bank partners have the flexibility to unilaterally make changes to program offerings and must approve all changes to existing or new program offerings, we are only obligated to acquire receivables originated by the bank that utilized mutually agreed upon underwriting standards. The changes will take several quarters to fully implement. These modifications and the timing of the CFPB's rules implementation could result in changes to certain estimates such as credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables and affect the reported amount (and changes thereon) of our Loans at fair value on our condensed consolidated balance sheets and condensed consolidated statements of income. Our Loans at fair value are typically lower than the aggregate unpaid gross balance of the underlying loans primarily due to merchant fees we obtain associated with the acquisition of private label credit receivables. These merchant fees ensure that we achieve adequate returns on the investment in the receivables. As these merchant fees reduce the amount of cash we use to acquire the receivable, it is not always necessary for us to collect the aggregate unpaid gross balance of the underlying receivable to achieve desired returns.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2024 and December 31, 2023 fair values and carrying amounts of our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$2,011,159	$2,011,159
Amortizing debt facilities	$—	$—	$5,496	$5,496
Senior notes, net	$272,437	$—	$—	$269,649

Liabilities – As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,838,647	$1,838,647
Amortizing debt facilities	$—	$—	$23,038	$23,038
Senior notes, net	$138,229	$—	$—	$144,453

For our credit and debt facilities where market prices are not available, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk. We have evaluated the fair value of our third party debt by analyzing the expected repayment terms and credit spreads included in our recent financing arrangements obtained with similar terms. These recent financing arrangements provide positive evidence that the underlying data used in our assessment of fair value has not changed relative to the general market and therefore the fair value of our debt continues to be the same as the carrying value. See Note 9, "Notes Payable," for further discussion on our other notes payable.

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2024 and  December 31, 2023 concerning certain assets we carry at fair value are as follows:

As of September 30, 2024	Loans at Fair Value	Loans at Fair Value Pledged as Collateral under Structured Financings
Aggregate unpaid gross balance of loans at fair value	$338	$2,653,774
Aggregate unpaid principal balance included within loans at fair value	$335	$2,420,070
Aggregate fair value of loans at fair value	$338	$2,511,281
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$—	$30,709
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$4	$141,035

As of December 31, 2023	Loans at Fair Value	Loans at Fair Value Pledged as Collateral under Structured Financings
Aggregate unpaid gross balance of loans at fair value	$507	$2,410,748
Aggregate unpaid principal balance included within loans at fair value	$491	$2,176,845
Aggregate fair value of loans at fair value	$508	$2,173,251
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$—	$29,149
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$9	$147,803

7.	Variable Interest Entities

The following table presents a summary of certain assets and liabilities of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	September 30, 2024	December 31, 2023
Unrestricted cash and cash equivalents	$147.3	$158.0
Restricted cash and cash equivalents	22.0	20.5
Loans at fair value	2,189.4	2,128.6
Total Assets held by VIEs	$2,358.7	$2,307.1
Notes Payable, net held by VIEs	$1,802.6	$1,795.9

8.	Leases

The components of lease expense associated with our lease liabilities and supplemental cash flow information related to those leases were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost, gross	$635	$643	$1,899	$1,919
Sublease income	(25)	(25)	(73)	(72)
Net Operating lease cost	$610	$618	$1,826	$1,847
Cash paid under operating leases, gross	$754	$755	$2,253	$1,116

Weighted average remaining lease term - months	113	125
Weighted average discount rate	6.7%	6.6%

As of September 30, 2024, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2024 (Remainder of 2024)	$760	$(25)	$735
2025	2,964	(41)	2,923
2026	2,831	—	2,831
2027	2,699	—	2,699
2028	2,621	—	2,621
Thereafter	14,865	—	14,865
Total lease payments	26,740	(66)	26,674
Less imputed interest	(7,294)
Operating lease liabilities	$19,446

In  August 2021, we entered into an operating lease agreement for our corporate headquarters in Atlanta, Georgia (the "Headquarters lease") with an unaffiliated third party. This Headquarters lease initially covered approximately 73,000 square feet and commenced in June 2022 for a 146 month term. The remaining total commitment under this lease is approximately $25.1 million and is included in the table above. In connection with the commencement of this lease, we discontinued most of the subleasing arrangements with third parties for space at our corporate headquarters. A right-of-use asset and liability was recorded at the commencement date of this lease.

We exercised an expansion right under the Headquarters lease to add an additional 26,133 square feet (the "Expansion space") at our corporate headquarters. The Expansion space term commences on the earlier of December 23, 2024 or when we first occupy the space, which has not yet occurred. The Expansion space co-terminates with the Headquarters lease. The other lease terms for the Expansion space are the same as those for the initial space leased under the Headquarters lease.

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our condensed consolidated financial statements. As of September 30, 2024, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of September 30, 2024 and  December 31, 2023 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	September 30, 2024	December 31, 2023

Revolving credit facilities at a weighted average interest rate equal to 7.0% as of September 30, 2024 (6.3% as of December 31, 2023) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $2,536.3 million as of September 30, 2024 ($2,252.9 million as of December 31, 2023)

Revolving credit facility, not to exceed $65.0 million (expiring December 1, 2026) (1) (2) (3)	$34.4	$42.7
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2025) (2) (3) (4) (5)	49.8	38.6
Revolving credit facility, not to exceed $100.0 million (expiring December 15, 2025) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $50.0 million (expiring July 20, 2025) (2) (3) (4) (5)	24.7	47.5
Revolving credit facility, not to exceed $20.0 million (expiring December 11, 2024) (2) (3) (4) (5)	16.8	14.3
Revolving credit facility, not to exceed $250.0 million, repaid in May 2024	—	250.0
Revolving credit facility, not to exceed $50.0 million (expiring July 15, 2027) (2) (3) (4) (5)	50.0	15.0
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $300.0 million (expiring May 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $325.0 million (expiring November 15, 2028) (2) (3) (4) (5) (6)	325.0	250.0
Revolving credit facility, not to exceed $158.3 million (expiring August 5, 2026) (2) (3) (4) (5) (6)	—	50.0
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2027) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $25.0 million (expiring August 30, 2027) (2) (3) (4) (5)	12.5	—
Revolving credit facility, not to exceed $300.0 million (expiring February 15, 2028) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $150.0 million (expiring May 17, 2027) (3) (4) (5) (6)	150.0	150.0
Revolving credit facility, not to exceed $250.0 million (expiring November 15, 2028) (3) (4) (5) (6)	250.0	—
Revolving credit facility, not to exceed $150.0 million (expiring March 29, 2025) (3) (4) (5) (6)	100.0	—
Revolving credit facility, not to exceed $32.8 million (expiring March 29, 2025) (3) (4) (5)	21.0	—
Other facilities
Other debt	5.5	5.6
Unsecured term debt (repaid in August 2024) with a weighted average interest rate equal to 8.0% (3)	—	17.4
Total notes payable before unamortized debt issuance costs and discounts	2,039.7	1,881.1
Unamortized debt issuance costs and discounts	(23.0)	(19.4)
Total notes payable outstanding, net	$2,016.7	$1,861.7

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

As of September 30, 2024, the Prime Rate was 8.00%, the Term Secured Overnight Financing Rate ("Term SOFR") was 4.85% and the Secured Overnight Financing Rate ("SOFR") was 4.96%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $49.8 million was drawn as of September 30, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to SOFR plus 3.0%. The facility matures on October 30, 2025 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $34.4 million was drawn as of September 30, 2024). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to SOFR plus a range between 2.25% and 2.6% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of September 30, 2024, the facility's borrowing limit was $65.0 million and the facility matures on December 1, 2026. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $24.7 million was drawn as of September 30, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term SOFR plus 3.6%. The facility matures on July 20, 2025 and is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered a revolving credit facility to sell up to an aggregate $100.0 million of notes that are secured by the receivables and other assets of the trust (of which $0 was outstanding as of September 30, 2024) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes equals the SOFR plus 3.75%. The facility matures on December 15, 2025 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. As of September 30, 2024, the aggregate borrowing limit was $100.0 million.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $16.8 million was drawn as of September 30, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Prime Rate. The facility matures on December 11, 2024. The note is guaranteed by Atlanticus.

In August 2019, Atlanticus Holdings Corporation issued a $17.4 million term note, which was repaid in August 2024.

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

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million borrowing limit (of which $50.0 million was drawn as of September 30, 2024) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the Prime Rate or 4%. The facility matures on July 15, 2027 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

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

In May 2022, we (through a wholly owned subsidiary) entered a (as subsequently amended) $325.0 million ABS agreement (of which $325.0 million was drawn as of September 30, 2024) secured by certain credit card receivables (expiring November 15, 2028). The terms of the ABS allow for a five-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.33%.

In August 2022, we (through a wholly owned subsidiary) entered a (as subsequently amended) $158.3 million ABS agreement secured by certain credit card receivables (of which $0 was outstanding as of September 30, 2024) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on the Term SOFR plus 1.8%. The facility matures on (as subsequently amended) August 5, 2026.

In September 2022, we (through a wholly owned subsidiary) sold $100.0 million of ABS secured by certain private label credit receivables (expiring March 15, 2027). A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our private label credit receivables, noted above, and the remaining proceeds were invested in the acquisition of receivables. The terms of the ABS allow for a 3-year revolving structure with an 18-month amortization period. The weighted average interest rate on the securities is fixed at 7.32%.

In May 2023, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $12.5 million was drawn as of September 30, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 3.75%. The facility matures on (as subsequently amended) August 30, 2027 and is subject to certain covenants and restrictions of which the failure could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In September 2023, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring February 15, 2028). A portion of the proceeds from the sale was used to pay down other facilities associated with our credit card receivables, noted above, and the remaining proceeds were invested in the acquisition of receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 9.51%.

In November 2023, we (through a wholly owned subsidiary) sold $150.0 million of ABS secured by certain private label credit receivables (expiring May 17, 2027). A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our private label credit receivables, noted above, and the remaining proceeds were invested in the acquisition of receivables. The terms of the ABS allow for a 2-year revolving structure with an 18-month amortization period. The weighted average interest rate on the securities is fixed at 9.39%.

In May 2024, we (through a wholly owned subsidiary) sold $250.0 million of ABS secured by certain private label credit receivables (expiring November 15, 2028). A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our private label credit receivables, noted above, and the remaining proceeds were invested in the acquisition of receivables. The terms of the ABS allow for a 3-year revolving structure with an 18-month amortization period. The weighted average interest rate on the securities is fixed at 8.86%.

In July 2024, we (through a wholly owned subsidiary) sold $150.0 million of ABS secured by certain private label credit receivables (expiring March 29, 2025) of which $100.0 million was drawn as of September 30, 2024. The proceeds were invested in the acquisition of receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 2.15%. In conjunction with this financing, we (through as wholly owned subsidiary) also entered a revolving credit facility with a $32.8 million revolving limit (expiring March 29, 2025) of which $21.0 million was drawn as of September 30, 2024. This facility is secured by related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 2.5%.

As of September 30, 2024, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In November 2021, we issued $150.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and nine months ended September 30, 2024 and 2023 totaled $0.4 million. $1.1 million, $0.4 million and $1.1 million, respectively. We repurchased $0, $0.4 million, $0.3 million and $1.1 million of the outstanding principal amount of these 2026 Senior Notes in the three and nine months ended September 30, 2024 and 2023, respectively.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 2029 Senior Notes. In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and nine months ended September 30, 2024 totaled $0.3 million and $0.5 million, respectively.

The 2026 Senior Notes and 2029 Senior Notes are collectively included on our condensed consolidated balance sheet as "Senior Notes, net." See Note 4 "Shareholders' Equity and Preferred Stock" for more information.

10.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $3.4 billion at September 30, 2024. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of September 30, 2024, CAR had unfunded outstanding floor-plan financing commitments totaling $9.8 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines and is not unconditional.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $19.6 million remains pledged as of September 30, 2024 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of September 30, 2024, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period when we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling with our issuing bank partners in a credit protection program, which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $86.5 million as of September 30, 2024. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

Concentrations

We acquire all of our fair value receivables under agreements with two third-party originating institutions.

Our top five retail partnerships accounted for over 75% of our private label receivables outstanding as of September 30, 2024. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns and growth (or contraction) within merchant retail locations. Further impacting receivable purchase amounts in a period are consumer application volumes that retail partners may direct to our bank partners versus competitors who offer similar financing products to those retail merchant partners. During the three and nine months ended September 30, 2024 and 2023, we had purchases from our top five retail partners of the following (in millions):

	Purchases for the Three Months Ended September 30,		Purchases for the Nine Months Ended September 30,
Largest Retail Partners	2024	2023	2024	2023
1	$279.0	$93.2	$493.6	$236.6
2	$43.2	$41.6	$128.1	$119.6
3	$20.7	$28.8	$64.2	$93.0
4	$14.9	$13.1	$59.7	$42.1
5	$11.5	$11.6	$31.2	$37.0

Our general purpose credit card and private label credit receivables base is spread across individual consumers in the U.S. As of September 30, 2024, only one state (Texas) had receivables concentration in excess of 10% of our total pool of receivables.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to controlling interests	$29,543	$25,240	$79,993	$76,541
Preferred stock and preferred unit dividends and discount accretion	(6,316)	(6,341)	(18,916)	(18,857)
Net income attributable to common shareholders—basic	23,227	18,899	61,077	57,684
Effect of dilutive preferred stock dividends and discount accretion	604	605	1,797	1,795
Net income attributable to common shareholders—diluted	$23,831	$19,504	$62,874	$59,479
Denominator:
Basic (including unvested share-based payment awards) (1)	14,740	14,504	14,728	14,473
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,048	4,411	4,046	4,479
Diluted (including unvested share-based payment awards) (1)	18,788	18,915	18,774	18,952
Net income attributable to common shareholders per share—basic	$1.58	$1.30	$4.15	$3.99
Net income attributable to common shareholders per share—diluted	$1.27	$1.03	$3.35	$3.14

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 384,193 and 356,059 for the three and nine months ended September 30, 2024, respectively, compared to 241,302 and 225,754 for the three and nine months ended September 30, 2023, respectively.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for both the three and nine months ended September 30, 2024, respectively. We excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for both the three and nine months ended September 30, 2023, respectively.

For the three and nine months ended September 30, 2024 and 2023, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 5, "Redeemable Preferred Stock," for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Third Amended and Restated Employee Stock Purchase Plan (the "ESPP") and the Fourth Amended and Restated 2014 Equity Incentive Plan (the "Fourth Amended 2014 Plan"). Our ESPP provides that we may issue up to 500,000 shares of our common stock under the plan. Our Fourth Amended 2014 Plan provides that we may grant equity awards representing up to 5,750,000 shares of our common stock to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of September 30, 2024, 43,361 shares remained available for issuance under the ESPP and 1,947,592 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three and nine months ended September 30, 2024 and 2023.

Restricted Stock and Restricted Stock Units

During the three months ended September 30, 2024 and 2023, we had forfeitures (net of grants) of 583 shares and 840 shares of restricted stock and restricted stock units, respectively, with aggregate grant date fair values $0 for both periods. For the nine months ended September 30, 2024 and 2023, we had grants (net of forfeitures) of 209,053 shares and 145,167 shares of restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $6.5 million and $3.6 million, respectively. We incurred expenses of $1.0 million, $2.8 million, $0.8 million and $2.3 million during the three and nine months ended September 30, 2024 and 2023, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our condensed consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of September 30, 2024, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $7.5 million with a weighted-average remaining amortization period of 3.5 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

The table below includes additional information about outstanding restricted stock and restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	244,225	$32.75
Issued	213,921	$30.99
Vested	(69,187)	$33.70
Forfeited	(4,868)	$32.70
Outstanding at September 30, 2024	384,091	$31.60

Stock Options

The exercise price per share of each option awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0 million, $0.1 million, $0.1 million and $0.6 million related to stock option-related compensation costs during the three and nine months ended September 30, 2024 and 2023, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	223,406	$28.52
Issued	—	$—
Exercised	(4,675)	$15.30
Expired/Forfeited	(2,000)	$15.30
Outstanding at September 30, 2024	216,731	$28.93	1.4	$1,851,836
Exercisable at September 30, 2024	216,731	$28.93	1.4	$1,851,836

No options were issued during the three and nine months ended September 30, 2024 and 2023. We had $0 million and $0.1 million of unamortized deferred compensation costs associated with non-vested stock options as of September 30, 2024 and December 31, 2023, respectively, with a weighted average remaining amortization period of 0 years as of September 30, 2024. Upon exercise of outstanding options, the Company issues new shares.

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

OVERVIEW

Atlanticus is a financial technology company powering more inclusive financial solutions for everyday Americans. We leverage data, analytics, and innovative technology to unlock access to financial solutions for the millions of Americans who would otherwise be underserved. According to data published by Experian, 40% of Americans had FICO® scores of less than 700. We believe this equates to a population of over 100 million everyday Americans in need of access to credit. These consumers often have financial needs that are not effectively met by larger financial institutions. By facilitating appropriately priced consumer credit and financial service alternatives with value-added features and benefits curated for the unique needs of these consumers, we endeavor to empower better financial outcomes for everyday Americans. Through our subsidiaries, we provide technology and other support services to lenders who offer an array of financial products and services to consumers who may have been declined by other providers of credit. Both private label and general purpose card products are originated by The Bank of Missouri and WebBank (collectively, our “bank partners”). Our bank partners originate these accounts through multiple channels, including retail and healthcare point-of-sale locations, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing which focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by machine learning, enabling lenders to make fast, sound decisions when it matters most.

We are principally engaged in providing products and services to lenders in the U.S. for which these lenders pay us a fee and in most circumstances, the lenders are then obligated to sell us the receivables they generate from these products and services. We acquire these receivables for the principal amount of the loan less any up-front fees and any third party or merchant fees associated with the receivables. We compensate our bank partners monthly for the regulatory oversight they provide associated with our acquired receivables, the underlying accounts of which they continue to own and service, and also based on variable levels of the underlying performance of the acquired receivables. From time to time, we also purchase receivables portfolios from third parties. In this Report, "receivables" or "loans" typically refer to receivables we have purchased from our bank partners or from third parties.

Currently, within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $41 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Our general purpose credit cards use the Aspire, Imagine and Fortiva brand names. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers.

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

Private label credit

Our bank partners work with both us and with their retail partners to provide financing options to retail consumers. These financing options vary by retail partner and consists of a range in APRs of 0% - 36% and a range in merchant fees of 0% - 65%. Merchant fees, which vary by retail partner, offset the purchase price our bank partners remit to the retail partner on a consumer transaction. These merchant fees are used to enhance the return on products when contractual APRs or other terms are insufficient due to promotional or other below market pricing retail merchants may offer to consumers (such as 0% APR offers). Financing arrangements may include fees to enhance yields on a product including annual and/or monthly maintenance fees. Additionally, terms of these products offered to consumers may include deferred interest options whereby consumers pay no interest on their purchases over periods ranging from 6-12 months. Terms of these products can range from 12 months to 84 months based on the retail merchant partner. Each offer is customized for retail clients based on the expected performance of the underlying receivables, receivable purchase volumes and overall return requirements. Our flexible technology allows retail partners to present financing offers to their customers through a variety of delivery options including retail point of sale locations, online transactions, or through in home sales. These financing arrangements are based on underwriting standards tailored to each retail partner and are the result of a close collaboration between our bank partners and us to ensure all products are compliant with regulatory requirements and to ensure they provide attractive terms to consumers. When a consumer accepts the terms of a financing arrangement for the purchase of a good or service and completes the underlying transaction, our bank partners forward the net purchase price (net of merchant or other fees) to the retail partner. Our bank partners are then obligated to sell, and we are obligated to purchase, the receivable (along with rights to all future finance and fee billings associated with the receivable) from our bank partners under similar terms, which best reflects the receivables fair value at the time of acquisition with no gain or loss recognized.

General Purpose Credit Cards

We work closely with our bank partners to assist them in creating general purpose credit card offers. These offers have varying lines of credit ranging from $350 to $3,000, annual percentage rates (“APRs”) ranging from 19.99% to 36%, annual fees ranging from $0 to $175 and monthly maintenance fees ranging from $0 to $15. Our agreements with our bank partners obligate them to sell and for us to acquire the receivables associated with underlying purchases and subsequent fee and finance billings. We acquire these receivables for the principal amount of any related purchase less any up-front or third-party fees associated with the receivables which best reflects the receivables fair value at the time of acquisition with no gain or loss recognized. As discussed above, our bank partners continue to provide ongoing account management and oversight for both our Private label credit and General purpose credit card receivables, for which we compensate the bank partners monthly.

For both our Private label credit and General purpose credit card purchases from our bank partners, the initial acquisition of receivables is at fair value, with no gain recognized. All finance charges, fees and merchant fees are recognized into earnings through our Consumer loans, including past due fees (interest income, including finance charges, late payment fees on loans and merchant fees), Fees and related income on earning assets (for annual or monthly maintenance fees, cash advance fees and other fees directly associated with the extension of credit) and Other revenue (for interchange and ancillary product offerings such as credit protection), on our Consolidated Statements of Income when they are billed to consumers or, in the case of merchant fees, when the receivable is assessed for fair value. We value these principal and fee receivables within Changes in fair value of loans on our Consolidated Statements of Income to reflect our best estimate of ongoing economics and cash flows associated with existing consumer accounts including future estimates of finance and fee billings and consumer payment rates typical of the assumptions a market participant would use to calculate fair value.

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

Subject to possible disruptions caused by the uncertain economic environment, we believe that our private label credit and general purpose credit card receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of September 30, 2024, our CAR operations served over 670 dealers in 34 states and two U.S. territories. The core operations continue to perform well (achieving consistent profitability and generating positive cash flows).

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2024	2023	from 2023 to 2024
Total operating revenue	$350,954	$294,913	$56,041
Other non-operating revenue	270	(6)	276
Interest expense	(42,492)	(28,274)	14,218
Provision for credit losses	(4,633)	(538)	4,095
Changes in fair value of loans at fair value	(203,739)	(177,854)	25,885
Net margin	100,360	88,241	12,119
Operating expenses:
Salaries and benefits	(12,299)	(11,360)	939
Card and loan servicing	(28,069)	(25,864)	2,205
Marketing and solicitation	(14,848)	(12,599)	2,249
Depreciation	(656)	(647)	9
Other	(7,202)	(6,013)	1,189
Total operating expenses:	(63,074)	(56,483)	6,591

Net income	$29,189	$24,973	$4,216
Net loss attributable to noncontrolling interests	354	267	87
Net income attributable to controlling interests	$29,543	$25,240	$4,303
Net income attributable to controlling interests to common shareholders	$23,227	$18,899	$4,328

	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2024	2023	from 2023 to 2024
Total operating revenue	$956,769	$846,646	$110,123
Other non-operating revenue	1,184	140	1,044
Interest expense	(115,503)	(76,723)	38,780
Provision for credit losses	(9,323)	(1,551)	7,772
Changes in fair value of loans at fair value	(549,161)	(505,505)	43,656
Net margin	283,966	263,007	20,959
Operating expenses:
Salaries and benefits	(37,584)	(32,593)	4,991
Card and loan servicing	(82,589)	(74,013)	8,576
Marketing and solicitation	(38,848)	(37,491)	1,357
Depreciation	(1,963)	(1,908)	55
Other	(24,272)	(19,149)	5,123
Total operating expenses:	(185,256)	(165,154)	20,102

Net income	$79,135	$75,681	$3,454
Net loss attributable to noncontrolling interests	858	860	(2)
Net income attributable to controlling interests	$79,993	$76,541	$3,452
Net income attributable to controlling interests to common shareholders	$61,077	$57,684	$3,393

Three and Nine Months Ended September 30, 2024, Compared to Three and Nine Months Ended September 30, 2023

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual, monthly service, and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased to $2,653.8 million as of September 30, 2024 from $2,314.6 million as of September 30, 2023. We experienced modest growth in total operating revenues for both our general purpose credit card and our private label credit receivables for the three and nine months ended September 30, 2024 when compared to the same periods in 2023. These increases were primarily due to consistent quarterly growth in new credit card customers serviced and seasonally driven growth with private label credit receivables and also reflected increased fee and finance pricing requirements for all new receivable acquisitions in response to increased costs of capital used to finance these receivable acquisitions. Additionally, growth within our private label credit receivables for the first and second quarters of 2024 was largely due to continued growth associated with our largest existing retail partners, growth which typically increases late in the second quarter and into the third quarter of each year based on our retail partners' seasonal sale cycles. This seasonal growth in private label credit receivables was at its highest in the third quarter of 2024 when we increased receivable purchases by $152.3 million when compared to the third quarter of 2023.

The relative mix of receivable acquisitions can lead to some variation in our corresponding revenue as general purpose credit card receivables typically generate higher gross yields than private label credit receivables do. We are currently experiencing continued period-over-period growth in private label credit and general purpose credit card receivables—growth that we expect to result in net period-over-period growth in our total interest income and related fees for these operations throughout 2024. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and the level of marketing investment for the general purpose credit card operations. Other revenue on our condensed consolidated statements of income consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above, and recent new product offerings to consumers also resulted in a modest increase in this category of revenues for the three and nine months ended September 30, 2024 when compared to the same periods in 2023. See Note 2, "Significant Accounting Policies and Condensed Consolidated Financial Statement Components " to our condensed consolidated financial statements for additional information related to this revenue from contracts with customers. Interchange fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. The above discussions on expectations for finance, fee and other income are based on our current expectations. Recent rules enacted by the Consumer Financial Protection Bureau ("CFPB"), which, if implemented, would further limit the late fees charged to consumers in most instances, are expected to adversely impact the revenue recognized on our receivables. In order to mitigate these impacts and continue to serve consumers, we have worked collaboratively with our bank partners to assist them in taking a number of steps, from modifying products and policies (such as further tightening the criteria used to evaluate new loans) to changing prices (including increasing interest rates and fees charged to consumers). While our bank partners have the flexibility to unilaterally make changes to program offerings and must approve all changes to existing or new program offerings, we are only obligated to acquire receivables originated by our bank partners when they utilize mutually agreed upon underwriting standards. We believe these product, policy, and pricing changes will offset the negative impact of potential reduced late fees. The changes will take several quarters to fully implement.

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

Interest expense. Variations in interest expense are due to new borrowings and increased costs of capital associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 9, "Notes Payable," to our condensed consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased to $1,976.8 million as of September 30, 2024 from $1,719.7 million as of September 30, 2023. Corresponding interest expense increased $14.2 million and $38.8 million for the three and nine months ended September 30, 2024 when compared to the three and nine months ended September 30, 2023. The majority of this increase in outstanding debt relates to the addition of multiple credit facilities in 2023 and 2024. Recent increases in the effective interest rates on debt have increased our interest expense as we have raised additional capital (or replaced existing facilities) over the last two years. We anticipate additional debt financing over the next few quarters as we continue to grow coupled with higher effective interest rates on new debt compared to rates on maturing debt. As such, we expect our quarterly interest expense for these operations to increase compared to prior periods. Adding to interest expense in 2024, we sold approximately $73.5 million and $130.8 million aggregate principal amount of 9.25% Senior Notes due 2029 in the three and nine months ended September 30, 2024.

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

We have experienced a period-over-period increase in our provision for credit losses primarily associated with increases in loss estimates associated with our Auto Finance segment's floorplan loans. Most risk of loss in our Auto Finance segment is widely diversified. Floorplan loans offered to dealers to finance auto inventory increase our exposure to loss. We take several steps to mitigate this risk including holding title to the underlying collateral, ongoing reassessments of collateral value and regular audits at participating dealer locations. Nevertheless, the timing of losses is difficult to predict. Recent stress noted at some dealer locations is incorporated into our loss estimates and resulted in increased provisions for credit losses for both the three and nine months ended September 30, 2024. See Note 2, "Significant Accounting Policies and Consolidated Financial Statement Components," to our condensed consolidated financial statements for further credit quality statistics and analysis.

Changes in fair value of loans. The increase in Changes in fair value of loans was largely driven by growth in the underlying receivables (as noted above) as well as changes in assumptions due to recent rules enacted by the CFPB, which, if implemented, would further limit the late fees charged to consumers in most instances. For all periods presented, we included asset performance degradation in our forecasts to reflect both changes in assumed asset level economics and the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that current trends would suggest. In recent periods we have removed some of this expected degradation based on observed asset stabilization, implementation of mitigants to a potential change in late fee billings and general improvements in U.S. economic expectations due to the improved inflation environment. See Note 6 "Fair Values of Assets and Liabilities" included herein for further discussion of this calculation. For credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value to increase commensurate with growth in these receivables. We may, however, adjust our forecasts to reflect macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Tightened underwriting standards adopted during the second quarter 2022 (and continued in subsequent quarters) shifted new receivable acquisitions to consumers at the higher end of the FICO band in which our bank partners participate, presumably resulting in improved overall performance of our acquired receivables. When coupled with those existing assets negatively impacted by inflation gradually becoming a smaller percentage of the outstanding portfolio, we expect to see overall improvements in the measured fair value of our portfolios of acquired receivables. As part of our analysis to determine the fair value of our receivables, we look at several key factors that influence the overall fair value. Qualitative discussion of these factors is as follows:

Gross yield, net of finance charge chargeoffs – We utilize gross yield, net of finance charge chargeoffs in our fair value assessments to best reflect the expected net collected yield on fee billings on our receivables. As the size and composition of our portfolio fluctuates, or as we experience periods of growth or decline in our acquisition of new receivables, this rate can fluctuate. We have experienced marginal declines in our weighted-average, Gross yield, net of finance charge chargeoffs rate used in our fair value calculations as of September 30, 2024, when compared to rates used as of September 30, 2023 and June 30, 2024 largely due to a shift in the overall portfolio mix towards private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. Our general purpose credit card receivables experienced an increase in this same rate for the noted periods due to the aforementioned product, policy, and pricing changes and tightened underwriting standards. As these product policy and pricing changes continue to further impact both newly acquired and existing private label credit receivables and general purpose credit card receivables, we expect our gross yield, net of finance charge chargeoffs rate to increase over time although the pace and timing of purchases for new general purpose credit card receivables, relative to those of private label credit receivables, could result in near term declines in this rate. The acquisition of private label credit receivables, particularly those noted above, is largely seasonal in nature, peaking in the second and third quarters of each year. As a result, we would expect this weighted average rate to decrease in those periods absent the offset of our higher yielding general purpose credit card receivables acquired during the same period. While our bank partners have enacted product, policy, and pricing changes on our existing receivables (and all newly acquired receivables), these changes will take several quarters to be fully realized. As a result, if the CFPB rules related to late fees become effective, prior to full implementation of our bank partners' changes, we would expect to experience near term declines in this rate.

Payment Rate – Our total portfolio payment rate has declined marginally over time largely due to the increased relative weight of acquisitions of private label credit receivables to our overall pool of receivables. These receivables tend to include less finance and fee billings that factor into monthly payment amounts (due to associated merchant fee billings that provide us adequate returns on the receivables) and have payment terms that extend over longer periods. As a result, payment rates on private label credit receivables are naturally lower than those associated with our general purpose credit card receivables. This was particularly influenced by strong growth in the aforementioned private label credit receivables acquired during the second and third quarters of 2024 that have limited loss exposure and tend to have longer associated terms and lower effective payment rates. This decline in payment rates is not evident in our credit card portfolio, which maintained relatively stable payment rates over the three and nine months ended September 30, 2024 and 2023.

Servicing Rate – Our servicing rate has fluctuated marginally over time as we continue to implement processes and strategies to more efficiently and effectively service the accounts underlying our outstanding receivables portfolios. As delinquent accounts tend to have a higher cost of servicing, recent trending declines in our receivables that are 90 or more days past due also has resulted in lower expected future costs. We expect our servicing rate will remain relatively consistent over the next several quarters.

Expected Net Principal Credit Loss Rate – Our Expected net principal credit loss rate is chiefly impacted by the relative makeup of receivables within our pools. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners, particularly in the second and third quarters of 2024, our Expected net principal credit loss rate has decreased. Additionally, we have noted reductions in the Expected net principal credit loss rate associated with our general purpose credit card receivables, which have shown (and are expected to continue to show) continued overall improvements in delinquency rates. With growth in the acquisition of our private label credit receivables, particularly those noted above with limited loss exposure, and growth in better performing general purpose credit card receivables, we expect this weighted average rate to decrease over the next several quarters (when compared to similar periods in prior years) before stabilizing.

Discount Rate – Our weighted average discount rate has remained relatively consistent over the past several quarters (and is expected to continue to remain consistent). Primarily impacting modest shifts in our weighted average discount rate are mix shifts in the type of receivables acquired, as different receivable types (general purpose credit card receivables versus private label credit receivables) have different expected return requirements used by third-party market participants. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners, our weighted average discount rate has decreased marginally. We consider asset specific financing costs associated with our receivables (coupled with our internal cost of equity capital in agreements that require credit enhancements) as the best indicator of return requirements used by third-party market participants. Recent indications by the Federal Reserve of decreased interest rates could lead to further reductions in our weighted average discount rate if we see a corresponding decrease in return requirements used by third-party market participants.

Total operating expenses. Total operating expenses variances for the three and nine months ended September 30, 2024, relative to the three and nine months ended September 30, 2023, reflect the following:

•	increases in salaries and benefit costs related to both the growth in the number of employees for both the three and nine months ended September 30, 2024 and inflationary compensation pressure. We expect some continued increase in this cost for the remainder of 2024 compared to corresponding periods in 2023 as we expect our receivables to continue to grow and as a result we expect to continue to modestly increase our number of employees;
•	increases in card and loan servicing expenses due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew to $2,653.8 million outstanding from $2,314.6 million outstanding at September 30, 2024 and September 30, 2023, respectively, and costs associated with the implementation of product, policy, and pricing changes discussed above. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow in 2024 and future periods commensurate with growth in our receivables;
•	modest increases in marketing and solicitation costs for both the three and nine months ended September 30, 2024 as total growth in new accounts serviced was in line with combined growth observed in the first and second quarters of 2023. These modest increases in marketing and solicitation costs for both periods is a direct result of the increased costs associated with assisting our bank partners to acquire new consumers using tightened underwriting standards resulting from the planned CFPB restrictions on late fee assessments. As we continue to adjust our underwriting standards to reflect changes in fee and finance assumptions on new receivables, and allow for overall increases in the cost to successfully market to consumers, we expect period over period marketing costs for 2024 to increase relative to those experienced in 2023, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and
•	other expenses primarily relate to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including legal expenses and travel expenses are variable based on growth and have grown as we expand our marketing and growth efforts. Increases in this category for the three and nine months ended September 30, 2024 when compared to the three and nine months ended September 30, 2023 primarily relate to certain nonrecurring costs associated with accounting and legal expenditures. While we expect some increase in these costs as we continue to grow our receivable portfolios, we do not anticipate the increase to be meaningful.

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

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our condensed consolidated statements of income. In November 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B preferred units may, at its election and with notice, require the Company to redeem part or all of such holder’s Class B preferred units for cash at $1.00 per unit, on or after October 14, 2024. The Company has the right to redeem the Class B preferred units at any time with notice. During the three and nine months ended September 30, 2024 we redeemed 25.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. We have included the issuance of these Class B preferred units as temporary noncontrolling interests on the condensed consolidated balance sheets and the associated dividends are included as a reduction of our net income attributable to common shareholders on the condensed consolidated statements of income.

Income Taxes. We experienced effective tax rates of 21.5% and 19.7% for the three and nine months ended September 30, 2024, respectively, compared to 21.2% and 22.5% for the three and nine months ended September 30, 2023, respectively. In all periods, the factors that decreased our effective tax rate relative to the statutory rate included (1) our deduction for income tax purposes of amounts characterized in our condensed consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) deductions associated with the exercises of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Also, in all periods, the factors that increased our effective tax rate relative to the statutory rate included (1) state and foreign income tax expense, including the effects of law changes enacted in certain states in which we operate, (2) taxes on global intangible low-taxed income, and (3) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our condensed consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. Our net interest expense reflected within our income tax line item was $140,000 for the nine months ended September 30, 2024, and $1.4 million for the nine months ended September 30, 2023.

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

Below is the reconciliation of Loans at fair value to Total managed receivables:

	At or for the Three Months Ended
	2024			2023				2022
(in Millions)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Loans at fair value	$2,511.6	$2,277.4	$2,150.6	$2,173.8	$2,050.0	$1,916.1	$1,795.6	$1,818.0
Fair value mark against receivable (1)	142.5	137.7	167.5	237.5	265.2	257.9	260.1	302.1
Total managed receivables (2)	$2,654.1	$2,415.1	$2,318.1	$2,411.3	$2,315.2	$2,174.0	$2,055.7	$2,120.1
Fair value to Total managed receivables ratio (3)	94.6%	94.3%	92.8%	90.2%	88.5%	88.1%	87.3%	85.8%

(1)

The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 6, "Fair Value of Assets and Liabilities" to our condensed consolidated financial statements included herein for further discussion of this calculation.

(2)	Total managed receivables are equal to the Aggregate unpaid gross balance of loans at fair value. See Note 6, "Fair Value of Assets and Liabilities" to our condensed consolidated financial statements included herein for further discussion of the Aggregate unpaid gross balance of loans at fair value.
(3)	The Fair value to Total managed receivables ratio is calculated using Loans at fair value as the numerator, and Total managed receivables as the denominator.

As discussed above, our managed receivables data differ in certain aspects from our GAAP data. First, managed receivables data are based on fee billings. Fee billings include finance charges, late fee billings, annual fees, monthly maintenance fees and other ancillary product enhancements. Managed receivables data are also based on actual charge-offs as they occur and without regard to any merchant fees, changes in fair value of loans or changes in our allowances for credit losses (in periods where applicable). Second, for managed receivables data, we amortize certain fees (such as annual and merchant fees) and expenses (such as marketing expenses) associated with our Fair Value Receivables over the expected life of the corresponding receivable and recognize other costs, such as claims made under credit deferral programs, when paid. Under fair value accounting, these fees are recognized when billed or upon receivable acquisition and marketing expenses are recognized when incurred. A reconciliation of our operating revenues, net of finance and fee charge-offs, to comparable amounts used in our calculation of Total managed yield ratios is as follows:

	At or for the Three Months Ended
	2024			2023				2022
(in Millions)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Consumer loans, including past due fees	$245.3	$232.1	$220.0	$214.6	$214.6	$210.3	$200.5	$202.9
Fees and related income on earning assets	78.5	59.5	47.9	71.7	59.8	62.9	44.3	48.0
Other revenue	16.8	13.6	11.7	12.0	10.2	7.6	6.7	8.5
Total operating revenue - CaaS Segment	340.6	305.2	279.6	298.3	284.6	280.8	251.5	259.4
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(15.1)	(12.6)	4.0	6.5	(6.8)	(10.6)	(0.5)	3.4
Adjustments due to acceleration of annual fees recognition under fair value accounting	(8.0)	1.1	10.1	(12.6)	(3.1)	(9.8)	7.3	7.9
Removal of finance charge-offs	(60.6)	(62.9)	(63.7)	(59.5)	(47.1)	(54.2)	(61.7)	(58.3)
Total managed yield	$256.9	$230.8	$230.0	$232.7	$227.6	$206.2	$196.6	$212.4

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2024			2023				2022
(in Millions)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Charge-offs on loans at fair value	$201.5	$217.0	$231.7	$215.2	$173.5	$180.0	$191.9	$182.3
Finance charge-offs (1)	(60.6)	(62.9)	(63.7)	(59.5)	(47.1)	(54.2)	(61.7)	(58.3)
Combined principal net charge-offs	$140.9	$154.1	$168.0	$155.7	$126.4	$125.8	$130.2	$124.0

(1)	Finance charge-offs are included as a component of our Changes in fair value of loans in the accompanying condensed consolidated statements of income.

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

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2024						2023
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,654,112		$2,415,092		$2,318,104		$2,411,255
30-59 days past due	$106,303	4.0%	$99,620	4.1%	$94,389	4.1%	$110,465	4.6%
60-89 days past due	$96,673	3.6%	$88,544	3.7%	$87,761	3.8%	$98,377	4.1%
90 or more days past due	$227,418	8.6%	$218,215	9.0%	$243,830	10.5%	$247,621	10.3%
Average managed receivables	$2,534,602		$2,366,598		$2,364,680		$2,363,231
Total managed yield ratio, annualized (1)	40.5%		39.0%		38.9%		39.4%
Combined principal net charge-off ratio, annualized (2)	22.2%		26.0%		28.4%		26.4%
Interest expense ratio, annualized (3)	6.6%		6.3%		5.8%		5.4%
Net interest margin ratio, annualized (4)	11.7%		6.7%		4.7%		7.6%

	At or for the Three Months Ended
	2023						2022
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,315,206		$2,174,001		$2,055,678		$2,120,126
30-59 days past due	$101,822	4.4%	$96,670	4.4%	$76,139	3.7%	$97,373	4.6%
60-89 days past due	$92,361	4.0%	$81,477	3.7%	$88,529	4.3%	$115,636	5.5%
90 or more days past due	$217,136	9.4%	$170,274	7.8%	$197,418	9.6%	$220,901	10.4%
Average managed receivables	$2,244,604		$2,114,840		$2,087,902		$2,085,240
Total managed yield ratio, annualized (1)	40.6%		39.0%		37.7%		40.7%
Combined principal net charge-off ratio, annualized (2)	22.5%		23.8%		24.9%		23.8%
Interest expense ratio, annualized (3)	4.9%		4.4%		4.5%		4.5%
Net interest margin ratio, annualized (4)	13.2%		10.8%		8.3%		12.4%

(1)	The Total managed yield ratio, annualized is calculated using the annualized total managed yield as the numerator and period-end average managed receivables as the denominator.
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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2024						2023
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,205,714		$1,013,529		$907,367		$939,389
30-59 days past due	$34,658	2.9%	$36,477	3.6%	$32,209	3.5%	$36,540	3.9%
60-89 days past due	$30,216	2.5%	$29,766	2.9%	$27,094	3.0%	$31,284	3.3%
90 or more days past due	$70,190	5.8%	$67,368	6.6%	$74,414	8.2%	$79,056	8.4%
Average APR	13.3%		15.8%		17.1%		17.1%
Receivables purchased during period	$396,900		$316,304		$191,106		$202,168

	Private Label Credit - At or for the Three Months Ended
	2023						2022
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$944,197		$892,387		$835,541		$838,289
30-59 days past due	$35,830	3.8%	$31,597	3.5%	$25,774	3.1%	$31,426	3.7%
60-89 days past due	$29,387	3.1%	$24,776	2.8%	$21,036	2.5%	$24,993	3.0%
90 or more days past due	$71,200	7.5%	$56,209	6.3%	$62,609	7.5%	$68,517	8.2%
Average APR	16.2%		17.0%		17.5%		17.5%
Receivables purchased during period	$244,571		$260,281		$201,375		$192,773

	General Purpose Credit Card - At or for the Three Months Ended
	2024						2023
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,448,060		$1,401,168		$1,410,281		$1,471,358
30-59 days past due	$71,645	4.9%	$63,141	4.5%	$62,173	4.4%	$73,918	5.0%
60-89 days past due	$66,454	4.6%	$58,777	4.2%	$60,664	4.3%	$67,088	4.6%
90 or more days past due	$157,222	10.9%	$150,839	10.8%	$169,402	12.0%	$168,555	11.5%
Average APR	28.9%		27.4%		27.1%		27.4%
Receivables purchased during period	$373,231		$360,425		$342,834		$426,939

	General Purpose Credit Card - At or for the Three Months Ended
	2023						2022
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,370,445		$1,280,979		$1,219,429		$1,281,051
30-59 days past due	$65,987	4.8%	$65,067	5.1%	$50,355	4.1%	$65,940	5.1%
60-89 days past due	$62,969	4.6%	$56,698	4.4%	$67,486	5.5%	$90,639	7.1%
90 or more days past due	$145,927	10.6%	$114,046	8.9%	$134,799	11.1%	$152,375	11.9%
Average APR	27.3%		27.2%		26.4%		26.1%
Receivables purchased during period	$402,978		$380,509		$315,148		$383,344

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $339.2 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners from September 30, 2023 to September 30, 2024. The addition of large private label credit retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $261.5 million in the twelve months ended September 30, 2024. Our general purpose credit card receivables grew by $77.6 million during the twelve months ended September 30, 2024. While some of our merchant partners continue to face year-over-year growth challenges, others are benefiting from continued consumer spending and a growing economy. Our general purpose credit card portfolio continues to grow in terms of total customers served and therefore we continue to experience growth in total managed receivables. We expect continued growth in our managed receivables when compared to prior periods in 2023 which were restricted due to tightened underwriting standards adopted during the second quarter 2022 (and continued in subsequent quarters). Growth in 2024 has been somewhat restricted due to our initial response to rule changes enacted by the CFPB. In order to mitigate these impacts and continue to serve consumers, our bank partners have taken a number of steps, from modifying products and policies (such as further tightening the criteria used to evaluate new loans) to changing prices (including increasing interest rates and fees charged to consumers). We believe these product, policy, and pricing changes will offset the negative impact of potential reduced late fees. The changes will take several quarters to fully implement and some changes (for private label credit receivables) will only be implemented upon an effective date for the potential CFPB rules. In the short term, these changes could impact new receivable acquisitions. Growth in future periods for our private label credit receivables largely is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partners, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 75% of our private label receivables outstanding as of September 30, 2024. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns and growth (or contraction) within merchant retail locations. Further impacting receivable purchase amounts in a period are consumer application volumes that retail partners may direct to our bank partners versus competitors who offer similar financing products to those retail merchant partners. See Note 10, "Commitments and Contingencies," to our condensed consolidated financial statements included herein for further discussion of these concentrations.

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

During 2023, we experienced increased delinquency rates, when compared to the same periods in 2022, in conjunction with slower receivables growth, higher energy costs and rising inflation and the resulting negative impact on consumers. These increases abated in the third and fourth quarters of 2023 as certain of these costs decreased and consumers adjusted to new price points for these consumer staples while simultaneously enjoying a strong employment environment. Increases in the first and second quarters of 2024 in our Private label credit receivables were largely due to a mix shift in receivables acquired to certain receivables that have higher observed delinquencies but correspondingly higher yields. In the second and third quarters of 2024, we additionally acquired receivables that have higher observed delinquencies, but for which we have limited loss exposure due to agreements with retail partners. As a result of these limited loss exposures, these receivables are not included in our delinquency rates for private label credit receivables. Our delinquency rates for our general purpose credit cards receivables were higher in the first quarter of 2024 due to both a reduction in the growth of our managed receivables and accounts that were enrolled in short-term payment deferrals, due to hardship claims resulting from COVID-19. Receivables enrolled in these short-term payment deferrals continued to accrue interest and their delinquency status did not change through their respective deferment periods. We continue to actively work with consumers that indicate hardship as a result of COVID-19; however, the number of impacted consumers is a small part of our overall receivable base. The remainder of these accounts were removed from hardship status with the end of the COVID-19 national and public health emergencies in May 2023. While these accounts resulted in higher than normal reported delinquency rates for the first quarter of 2024 (and correspondingly higher chargeoffs in the first and second quarters of 2024), the charge offs did not result in a further economic impact to us as the majority of these accounts were already considered in our changes in fair value in prior periods. As these accounts were largely charged off by the end of the first quarter we saw some modest improvement in our second quarter 2024 delinquencies offset by slower net receivables growth during this period.

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to marginally decrease when compared to the same periods in prior years due to a planned shift in our general purpose and private label credit receivables originated using more restrictive product, policy, and pricing changes. We also expect continued seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the second quarter of each year due to the benefits of seasonally strong payment patterns associated with tax refunds for many consumers. Included in this expected decrease in delinquencies is continued growth in the portfolio which will also mute delinquency metrics. Our beliefs for future delinquency rates are predicated on the assumption that the slowing rate of inflation will continue and our recent tightened underwriting standards will prove effective at reducing account delinquencies.

Total managed yield ratio, annualized. As discussed above, growth in higher yielding assets has resulted in higher charge-off and delinquency rates in some periods. General purpose credit card receivables tend to have higher total yields than private label credit receivables (and corresponding higher charge off rates). As a result, in periods where we have declines in rates of growth of these general purpose credit card receivables, as was noted in 2024 (relative to growth in private label credit receivables), we expect to have slightly lower total managed yield ratios. We currently expect increases in the acquisition of receivables and correspondingly higher period-over-period operating revenue for the remainder of 2024. This growth also includes an expected seasonal shift in our mix of acquired private label receivables to higher FICO receivables that have lower gross yields (and correspondingly lower charge-off expectations) in the third quarter of each year, which may result in marginally lower managed yield ratios when compared to the corresponding periods in prior years.

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

Despite the expected marginal increases in delinquency rates as discussed above, we expect our overall combined principal net charge-off ratios to continue to decrease for the remainder of 2024, when compared to the comparable prior period. These charge-off rates are expected to return to historically normalized levels, adjusted for the mix shift discussed above, and will benefit from planned growth in the underlying receivables which we expect will further reduce our combined principal net charge-off ratio. Our charge-off ratio has also been impacted due to (and will continue to be impacted by): 1) higher expected charge-off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, leading to periodic increases in combined principal net charge offs, (3) the aforementioned tightened underwriting standards that will slow the pace of growth in our receivables base, and (4) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of recent inflation. While charge-offs associated with previously mentioned accounts enrolled in short-term payment deferrals had a negative impact on our Combined principal net charge-off ratio, annualized through the second quarter of 2024, they did not have a material impact on our condensed consolidated statements of income as the majority of these accounts were already considered in our changes in fair value. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment. This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt as well as the addition of new funding facilities. In general, we have historically obtained lower cost financing with fixed interest rates, resulting in lower interest expense ratios. Increases in the federal funds borrowing rate have led to an increase in spreads for newly-originated debt and for that portion of debt that does not have fixed rates. As such, we have seen our Interest expense ratio, annualized increase throughout 2023 and 2024 and we expect the interest expense ratio to increase when compared to prior quarters for the remainder of 2024 as we replace existing financing arrangements with new ones at a higher cost of capital.

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

Receivables purchased during period. Receivables purchased during period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our private label credit receivable purchases experienced overall growth largely based on the addition of new private label credit retail partners as well as growth within existing retail partnerships, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our issuing bank partners. We currently expect to see increases in receivable acquisitions associated with our retail partnerships when compared to the same period in prior years, although we expect the pace of acquisitions to slow. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our issuing bank partners and the availability of capital to fund new purchases. Recent product, policy, and pricing changes will take time to be fully implemented. As a result, the timing of new receivable acquisitions, particularly as it relates to general purpose credit cards, could be impacted in the short term. Nonetheless, we expect continued growth in the acquisition of these general purpose credit card receivables during 2024 and into 2025.

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

Collectively, as of September 30, 2024, we served over 670 dealers through our Auto Finance segment in 34 states and two U.S. territories.

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

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2024			2023				2022
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Consumer loans, including past due fees	$10.0	$10.4	$10.3	$10.1	$10.1	$9.7	$9.2	$9.0
Fees and related income on earning assets	0.1	—	—	0.1	—	—	—	—
Other revenue	0.2	0.2	0.2	0.2	0.2	0.2	0.2	0.3
Total operating revenue	10.3	10.6	10.5	10.4	10.3	9.9	9.4	9.3
Finance charge-offs	—	—	—	—	—	—	—	—
Total managed yield	$10.3	$10.6	$10.5	$10.4	$10.3	$9.9	$9.4	$9.3

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized follows (in millions):

	At or for the Three Months Ended
	2024			2023				2022
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Gross charge-offs	$3.1	$3.5	$1.8	$1.1	$0.9	$0.8	$1.0	$1.2
Finance charge-offs (1)	—	—	—	—	—	—	—	—
Recoveries	(0.7)	(0.7)	(0.5)	(0.5)	(0.5)	(0.5)	(0.4)	(0.4)
Combined principal net charge-offs	$2.4	$2.8	$1.3	$0.6	$0.4	$0.3	$0.6	$0.8

(1)	Finance charge-offs are included as a component of our Provision for credit losses in the accompanying condensed consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2024						2023
	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables
Period-end managed receivables (1)	$110,638		$117,951		$122,321		$118,045
30-59 days past due	$8,873	8.0%	$9,200	7.8%	$7,796	6.4%	$9,421	8.0%
60-89 days past due	$3,801	3.4%	$3,834	3.3%	$3,031	2.5%	$3,373	2.9%
90 or more days past due	$5,305	4.8%	$4,944	4.2%	$3,220	2.6%	$3,542	3.0%
Average managed receivables	$114,295		$120,136		$120,183		$118,026
Total managed yield ratio, annualized (2)	36.0%		35.3%		34.9%		35.2%
Combined principal net charge-off ratio, annualized (3)	8.4%		9.3%		4.3%		2.0%
Recovery ratio, annualized (4)	2.4%		2.3%		1.7%		1.7%

	At or for the Three Months Ended
	2023						2022
	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables
Period-end managed receivables (1)	$118,007		$115,055		$113,367		$105,267
30-59 days past due	$8,627	7.3%	$8,070	7.0%	$6,145	5.4%	$8,516	8.1%
60-89 days past due	$3,278	2.8%	$3,047	2.6%	$1,977	1.7%	$2,969	2.8%
90 or more days past due	$2,607	2.2%	$1,699	1.5%	$1,942	1.7%	$2,060	2.0%
Average managed receivables	$116,531		$114,211		$109,317		$106,339
Total managed yield ratio, annualized (2)	35.4%		34.7%		34.4%		35.0%
Combined principal net charge-off ratio, annualized (3)	1.7%		1.1%		2.2%		3.0%
Recovery ratio, annualized (4)	1.7%		1.8%		1.5%		1.5%

(1)	Period-end managed receivables equal the corresponding amount of loans at amortized cost included in Note 2 "Significant Accounting Policies and Condensed Consolidated Financial Statement Components in our condensed consolidated financial statements.
(2)	The total managed yield ratio, annualized is calculated using the annualized Total managed yield as the numerator and Period-end average managed receivables as the denominator.
(3)

The Combined principal net charge-off ratio, annualized is calculated using the annualized Combined principal net charge-offs as the numerator and Period-end average managed receivables as the denominator.

(4)	The Recovery ratio, annualized is calculated using annualized Recoveries as the numerator and Period-end average managed receivables as the denominator.

Managed receivables. Recent stress noted at some dealer locations has resulted in higher than anticipated credit losses associated with floorplan loans. When coupled with increased delinquencies associated with the underlying consumers loans, we have experienced period over period declines in our managed receivables for the third quarter of 2024. We expect modest growth in the level of our managed receivables for the remainder of 2024 and into 2025 although we may continue to be below managed receivables levels (when compared to the same periods in prior years ) for the next few quarters as we rebuild our receivables base and CAR expands within its current geographic footprint and continues plans for service area expansion. Although we continue to expand our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. We continually evaluate bulk purchases of receivables and experienced good growth in our receivables base throughout 2023 resulting from several bulk purchases; however, the timing and size of such purchases are difficult to predict.

Delinquencies. While we have experienced recent increases in our delinquency rates (and related charge-offs), we do not believe they will have a significantly adverse impact on our results of operations beyond the third quarter of 2024 as we have established appropriate reserves for these losses; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) and other collateral to protect against meaningful credit losses. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the second quarter of each year as seen above due to the benefits of strong payment patterns associated with tax refunds for many consumers.

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

Combined principal net charge-off ratio, annualized and recovery ratio, annualized. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined principal net charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. Increases in our Combined principal net charge-off ratios for the fourth quarter of 2022 and throughout 2023 are indicative of our charge off levels returning to historically normalized levels (i.e., those periods prior to COVID-19 and the related government stimulus programs). While we anticipate our charge offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined principal net charge-off ratio as was evidenced throughout 2024. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

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

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our condensed consolidated balance sheets. Facilities that could represent near-term and longer-term refunding or refinancing needs as of September 30, 2024 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring December 11, 2024) that is secured by certain receivables and restricted cash	$16.8
Revolving credit facility (expiring March 29, 2025) that is secured by restricted cash	21.0
Revolving credit facility (expiring July 20, 2025) that is secured by certain receivables and restricted cash	24.7
Class B preferred units issued to noncontrolling interests (redeemable on or after October 14, 2024)	75.0
Total short term refinancing needs (within 12 months)	$137.5
Revolving credit facility (expiring October 30, 2025) that is secured by certain receivables and restricted cash	49.8
Revolving credit facility (expiring December 1, 2026) that is secured by certain assets	34.4
Revolving credit facility (expiring July 15, 2027) that is secured by certain receivables and restricted cash	50.0
Revolving credit facility (expiring August 30, 2027) that is secured by certain receivables and restricted cash	12.5
Total long term refinancing needs (in excess of 12 months)	$146.7
Total refinancing needs	$284.2

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

In November 2021, we issued $150.0 million aggregate principal amount of 6.125% Senior Notes due 2026 (the "2026 Senior Notes"). The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and nine months ended September 30, 2024 and 2023 totaled $0.4 million, $1.1 million, $0.4 million and $1.1 million, respectively. We repurchased $0, $0.4 million, $0.3 million and $1.1 million of the outstanding principal amount of these 2026 Senior Notes in the three and nine months ended September 30, 2024 and 2023, respectively.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 9.25% Senior Notes due 2029 (the "2029 Senior Notes"). In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and nine months ended September 30, 2024 totaled $0.3 million and $0.5 million, respectively.

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

On August 10, 2022, the Company entered into an At Market Issuance Sales Agreement (the "Preferred Stock Sales Agreement") providing for the sale by the Company of up to an aggregate offering price of $100.0 million of our (i) Series B preferred stock and (ii) 2026 Senior Notes, from time to time through a sales agent, in connection with the Company's "at-the-market" offering program (the "Preferred Stock ATM Program"). On August 26, 2024 we amended and restated the Preferred Stock Sales Agreement to remove our 2026 Senior Notes and to include our 9.25% Senior Notes under the Preferred Stock ATM Program. Further, on December 29, 2023, the Company entered into an At-The-Market Sales Agreement (the "Common Stock Sales Agreement") providing for the sale by the Company of its common stock, no par value per share (the "common stock"), up to an aggregate offering price of $50.0 million, from time to time to or through a sales agent, in connection with the Company’s Common Stock "at-the-market" offering program (the "Common Stock ATM Program"). Sales pursuant to both the Preferred Stock Sales Agreement and Common Stock Sales Agreement, if any, may be made in transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Global Select Market. The sales agents will make all sales using commercially reasonable efforts consistent with their normal trading and sales practices up to the amount specified in, and otherwise in accordance with the terms of, the placement notices.

During the three and nine months ended September 30, 2024 and 2023, we sold 0 shares, 44,143 shares, 300 shares and 53,727 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $0 million, $1.1 million, $0.0 million and $1.1 million, respectively. During the three and nine months ended September 30, 2024 and 2023, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three and nine months ended September 30, 2024, we sold $13.5 million principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $13.4 million. During the three and nine months ended September 30, 2024, no common shares were sold under the Company’s Common Stock ATM Program.

During the three and nine months ended September 30, 2023, we repurchased and contemporaneously retired 0 shares and 1,806 shares of Series B preferred stock at an aggregate cost of $0 and $29,000. No shares of Series B preferred stock were repurchased in the three and nine months ended September 30, 2024.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B preferred units may, at its election and with notice, require the Company to redeem part or all of such holder’s Class B preferred units for cash at $1.00 per unit, on or after October 14, 2024. The proceeds from the transaction were used for general corporate purposes. The Company has the right to redeem the Class B preferred units at any time with notice. During the three and nine months ended September 30, 2024 we redeemed 25.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the condensed consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 5, "Redeemable Preferred Stock" and Note 11, "Net Income Attributable to Controlling Interests Per Common Share" to our condensed consolidated financial statements for more information.

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

At September 30, 2024, we had $308.7 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the nine months ended September 30, 2024 and 2023 are as follows:

•

During the nine months ended September 30, 2024, we generated $346.8 million of cash flows from operations compared to our generating $326.7 million of cash flows from operations during the nine months ended September 30, 2023. While payment rates for our consumers stayed consistent, we experienced an increase in cash provided by operating activities principally related to finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables.

•

During the nine months ended September 30, 2024, we used $571.0 million of cash in our investing activities, compared to use of $461.0 million of cash in investing activities during the nine months ended September 30, 2023. This increase in cash used is primarily due to marginal increases in the level of net investments in private label credit and general purpose credit card receivables relative to the same period in 2023. For the nine months ended September 30, 2024, we purchased $1,981 million in private label and general purpose credit card receivables compared to $1,805 million for the nine months ended September 30, 2023. As we continue to grow our receivables base, we would expect for purchases of new receivables to outpace payments thereon throughout 2025.

•

During the nine months ended September 30, 2024, we generated $225.3 million of cash in financing activities, compared to our generating $101.2 million of cash in financing activities during the nine months ended September 30, 2023. The increase in cash generated is primarily due to the issuance of $130.8 million of 2029 Senior Notes during the nine months ended September 30, 2024. Offsetting this increase was the repurchase and retirement of common and preferred stock and preferred stock units which totaled $14.4 million for the nine months ended September 30, 2023, compared to $27.6 million for the nine months ended September 30, 2024. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. As discussed above, we expect to have continued growth in our receivables base and as a result, expect to continue raising additional capital to fund these acquisitions.

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

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the nine months ended September 30, 2024 and 2023, we received $584,400 and $415,800, respectively, of reimbursed costs from HBR associated with these leased employees.

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

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2024.

Changes in internal control over financial reporting

During the quarter ended September 30, 2024, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $2,653.8 million at September 30, 2024, from $2,314.6 million at September 30, 2023. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for over 75% of our outstanding private label credit receivables as of September 30, 2024. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

The Series B preferred stock rank junior to our Series A preferred stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A preferred stock has been satisfied. The rights of holders of the Series B preferred stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A preferred stock and any future series or class of preferred stock we may issue that ranks senior to the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of September 30, 2024 we had outstanding 400,000 shares of Series A preferred stock and 3,300,704 shares of Series B preferred stock. As of September 30, 2024, we could issue up to 6,299,296 additional shares of preferred stock.

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

We may issue additional shares of the Series B preferred stock and additional series of preferred stock that rank on a parity with the Series B preferred stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B preferred stock and additional series of preferred stock that would rank on a parity with the Series B preferred stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B preferred stock without any vote of the holders of the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of September 30, 2024 we had outstanding 400,000 shares of Series A preferred stock and 3,300,704 shares of Series B preferred stock. As of September 30, 2024, we could issue up to 6,299,296 additional shares of preferred stock. The issuance of additional shares of Series B preferred stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B preferred stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B preferred stock if we do not have sufficient funds to pay dividends on all Series B preferred stock outstanding and other classes of stock with equal priority with respect to dividends.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - July 31	4,259	$28.18	(2,762)	1,948,835
August 1 - August 31	6,885	$29.39	(6,885)	1,941,950
September 1 - September 30	49	$33.28	—	1,941,950
Total	11,193	$28.95	(9,647)	1,941,950

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 1,546 such shares returned to us during the three months ended September 30, 2024.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2024, we are authorized to repurchase 2,000,000 shares of our common stock through June 30, 2026.

The following table sets forth information with respect to our repurchases of Series B preferred stock during the three months ended September 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 - July 31	—	$—	—	500,000
August 1 - August 31	—	$—	—	500,000
September 1 - September 30	—	$—	—	500,000
Total	—	$—	—	500,000

(1)	On May 7, 2024, our Board of Directors authorized the Company to repurchase up to 500,000 shares of our Series B preferred stock through June 30, 2026.

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

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
4.1	Fourth Supplemental Indenture, dated as of July 26, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	July 29, 2024, Form 8-K, Exhibit 4.1
4.2	Form of 9.25% Senior Notes due 2029 (included in Exhibit 4.1)	July 29, 2024, Form 8-K, Exhibit 4.2
4.3	Fifth Supplemental Indenture, dated as of August 26, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	August 26, 2024, Form 8-K, Exhibit 4.1
4.4	Form of 9.25% Senior Notes due 2029 – ATM Program (included in Exhibit 4.3)	August 26, 2024, Form 8-K, Exhibit 4.2
10.1	Amended and Restated At Market Issuance Sales Agreement, dated August 26, 2024, by and between Atlanticus Holdings Corporation and B. Riley Securities, Inc.	August 26, 2024, Form 8-K, Exhibit 1.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlanticus Holdings Corporation

November 7, 2024	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)