Form 10-K
period 2024-12-31
Atlanticus Holdings Corp
filed 2025-03-13
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b- 2). ☐  Yes    ☒  No

The aggregate market value of Atlanticus’ common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by non-affiliates as of June 30, 2024, was $133.8 million. (For this purpose, directors, officers and 10% shareholders have been assumed to be affiliates.)

As of February 21, 2025, 15,115,344 shares of common stock, no par value, of Atlanticus were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Atlanticus' Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

Page
PART I

PART IV
Item 15.	Exhibits and Financial Statement Schedules	44
Item 16.	Form 10-K Summary	46

In this Report, except as the context suggests otherwise, the words "Company," "Atlanticus Holdings Corporation," "Atlanticus," "we," "our," "ours" and "us" refer to Atlanticus Holdings Corporation and its subsidiaries and predecessors. Atlanticus owns Aspire®, Emerge®, Fortiva®, Imagine®, Salute®, Tribute®, Fixt™ and other trademarks and service marks in the United States ("U.S.").

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission ("SEC") or otherwise make public. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; monetary policy by the Federal Reserve; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; inflation; energy prices; the developing metaverse; the use of large language models; changes in the credit quality and fair value of our credit card receivables, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation ("FDIC"), Federal Reserve Board, Federal Trade Commission ("FTC"), Consumer Financial Protection Bureau ("CFPB") and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare private label credit operations; account growth; the performance of investments that we have made, including in technology; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; expansion by our Auto Finance segment within its current service area and into new markets; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our private label credit operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; our servicing income levels; gains and losses from investments in securities; experimentation with new products; and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under "Risk Factors" set forth in Part I, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

●	general economic and business conditions, including conditions affecting interest rates, tariffs, consumer income, creditworthiness, consumer confidence, spending and savings levels, employment levels, our revenue, and our defaults and charge-offs;
●	an increase or decrease in credit losses, or increased delinquencies, including increases due to a worsening of general economic conditions in the credit environment;
●	our reliance on proprietary and third-party technology;
●	security breaches involving our files and infrastructure could lead to unauthorized disclosure of confidential information or result in a temporary or permanent shutdown of our services;
●	the availability of adequate financing to support growth;
●	the extent to which federal, state, local and foreign governmental regulation of our various business lines and the products we service for others limits or prohibits the operation of our businesses;
●	current and future litigation and regulatory proceedings against us;
●	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
●	the adequacy of our allowance for credit losses and estimates of loan losses used within our risk management and analyses;
●	the possible impairment of assets;
●	our ability to manage costs in line with the expansion or contraction of our various business lines;
●	our relationship with (i) the merchants that participate in private label credit operations and (ii) the banks that issue credit cards and provide certain other credit products utilizing our technology platform and related services;
●	our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees;
●	any decline in the use of cards as a payment mechanism or other adverse developments with respect to the credit card industry in general;
●	increases or decreases in interest rates and uncertainty with respect to the interest rate environment;
●	theft and employee errors; and
●	impact of recent CFPB rules limiting late fees charged to consumers.

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

Atlanticus is a financial technology company powering more inclusive financial solutions for everyday Americans. We leverage data, analytics, and innovative technology to unlock access to financial solutions for the millions of Americans who would otherwise be underserved. We provide technology and other support services to lenders who offer an array of financial products and services to consumers. Both private label and general purpose card products are originated by The Bank of Missouri and WebBank (collectively, our “bank partners”). Our bank partners originate these accounts through multiple channels, including retail and healthcare point-of-sale locations, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing which focus exclusively on consumers with higher FICO scores. Atlanticus’ decisioning platform is enhanced by machine learning, enabling lenders to make fast, sound decisions when it matters most. In this Report, "receivables" or "loans" typically refer to receivables we have purchased from our bank partners or from other third parties.

We are principally engaged as a program manager, providing a technology platform and corresponding services to lenders in the U.S. to assist those lenders with offering products to consumers. These lenders pay us a fee and, in most circumstances, the lenders are then obligated to sell us the receivables they generate from these products. We acquire these receivables for the principal amount of the loan. For certain of our receivables, we also receive merchant fees from our retail partners that are used to enhance our returns for those receivables. We compensate our bank partners monthly for the regulatory oversight they provide associated with our acquired receivables, the underlying accounts of which they continue to own and service. This compensation is based on both a fixed and variable component dependent on the underlying performance of the acquired receivables (collectively, "Bank partner fees"). As we are obligated to compensate our bank partners for the duration of the underlying account, we recognize the fair value of these Bank partner fees within Card and loan servicing on the accompanying Consolidated Statements of Income on the date we acquire the underlying receivable.

We service the underlying receivables on behalf of our bank partners by providing and/or managing the ongoing customer service activities in the form of processing payments, providing regular notices of statement activity, and resolving customer complaints, billing disputes, and fraud claims. Our bank partners continue to own the underlying consumer accounts that they originate and provide regulatory oversight in the form of reviewing and approving the development of consumer finance programs and approving all related marketing materials, establishing the policies and procedures that govern the operation of the consumer finance programs, reviewing and approving customer complaint correspondence, performing ongoing compliance monitoring and testing and audits of the consumer finance programs, and providing settlement services between us and our retail partners. From time to time, we also purchase receivables portfolios from third parties other than our bank partners.

These products and services are reported through two reportable segments, Credit as a Service ("CaaS") and Auto Finance.

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

Credit as a Service Segment

Currently, within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $42 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. Our general purpose credit cards use the Aspire, Imagine and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers.

Using our infrastructure and technology, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also, through our CaaS segment, we engage in testing and limited investment in consumer technology platforms as we seek to capitalize on our expertise and infrastructure. Additionally, we report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with notes receivable and equity investments previously made in consumer technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded and the carrying value of our investment in these companies is not material. One of these companies, Fintiv Inc., has sued Apple, Inc., Walmart, Inc., and PayPal Holdings, Inc. for patent infringement. Fintiv Inc. has approximately 150 patents related to secure money transfer on computer and mobile devices. The transaction volume in these areas has increased dramatically over the last five years. If Fintiv Inc. is successful in the patent litigation, there could be large exposure, including treble damages for these companies. The claimed losses sustained by this patent infringement are substantial and could be measured in the billions of dollars. We believe on a diluted basis that we will own over 10% of the company. Apple has vigorously contested the claims, and we expect it to continue doing so. In light of the uncertainty around these lawsuits, we will continue to carry these investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

The recurring cash flows we receive within our CaaS segment principally include those associated with (1) private label credit and general purpose credit card receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.

As discussed above, our bank partners continue to provide ongoing account management and oversight for both our Private label credit and General purpose credit card receivables, for which we compensate the bank partners monthly. All finance charges, fees and merchant fees are recognized into earnings through our Consumer loans, including past due fees (consisting of interest income, including finance charges, late payment fees on loans and merchant fees), Fees and related income on earning assets (for annual or monthly maintenance fees, cash advance fees and other fees directly associated with the extension of credit) and Other revenue (for servicing income, service charges and other customer related fees), on our Consolidated Statements of Income when they are billed to consumers or, in the case of merchant fees, upon completion of our services, which coincides with the funding of the loan by our bank partners. We value these loan and fee receivables within Changes in fair value of loans on our Consolidated Statements of Income to reflect our best estimate of ongoing economics and cash flows associated with existing consumer accounts including future estimates of finance and fee billings and consumer payment rates typical of the assumptions a market participant would use to calculate fair value.

Our credit and other operations are heavily regulated, potentially causing us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See "Consumer and Debtor Protection Laws and Regulations—CaaS Segment" below and "We operate in a heavily regulated industry" in Part I, Item 1A "Risk Factors" contained in this Report.

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

Private Label Credit

Our bank partners work with both us and with our retail partners to provide financing options to retail consumers. These financing options vary by retail partner and consists of a range in APRs of 0% - 36% and a range in merchant fees of 0% - 65%. Merchant fees, which vary by retail partner, offset the purchase price our bank partners remit to the retail partner on a consumer transaction. These merchant fees are used to enhance the return on products when contractual APRs or other terms are insufficient due to promotional or other below market pricing retail merchants may offer to consumers (such as 0% APR offers). Financing arrangements may include fees to enhance yields on a product including annual and/or monthly maintenance fees. Additionally, terms of these products offered by our bank partners to consumers may include deferred interest options whereby consumers pay no interest on their purchases over periods ranging from 6-12 months. Terms of these products can range from 12 months to 84 months based on the retail merchant partner. Each offer is customized for retail clients based on the expected performance of the underlying receivables, receivable purchase volumes and overall return requirements. Our flexible technology allows retail partners to present financing offers to their customers through a variety of delivery options including retail point of sale locations, online transactions, or through in home sales. These financing arrangements are based on underwriting standards tailored to each retail partner and are the result of a close collaboration between our bank partners and us to ensure all products are compliant with regulatory requirements and to ensure they provide attractive terms to consumers.

Under agreements with our bank partners, we are required to purchase these receivables for amounts that may be in excess of fair value. In these instances, a fair value assessment that is less than the purchase price of the receivable can occur on the date we initially acquire the receivable, resulting in a loss on acquisition of the receivable. This negative fair value assessment is included in Changes in fair value of loans on our Consolidated Statements of Income.

In cases where we acquire these below market receivables, we charge merchant fees to our retail partners to facilitate the transaction and ensure we earn adequate returns. These merchant fees are based on the value of the goods purchased from our retail partners, the consumer’s credit risk and the terms of our bank partners' related product offering. These fees are recognized upon completion of our services, which coincides with the funding of the loan by our bank partners, in Consumer loans, including past due fees on our Consolidated Statements of Income. These merchant fees often offset the negative impact of the initial acquisition of the underlying receivable. As such, it is not always necessary for us to collect the aggregate unpaid gross balance of the underlying receivable to achieve desired returns.

General Purpose Credit Cards

We work closely with our bank partners to assist them in creating general purpose credit card offers. These offers have varying lines of credit ranging from $350 to $3,000, annual percentage rates (“APRs”) ranging from 19.99% to 36%, annual fees ranging from $0 to $175 and monthly maintenance fees ranging from $0 to $15. Working collaboratively with our bank partners, each offer our bank partners extend to a consumer is tailored based on the consumer’s individual risk profile. These offers include finance and fee structures designed to provide us with an adequate return on invested capital upon acquisition of any associated receivable. As a result, at the time an offer is extended to a consumer, the offer reflects market value and, when combined with other pooled receivables that have similar characteristics, would result in earnings associated with any upfront fees (such as annual or monthly maintenance fees) on the date of acquisition, net of any fair value assessment that may value the receivables at less than the gross amount of the receivable.

Our agreements with our bank partners obligate them to sell and for us to acquire the receivables associated with underlying purchases and subsequent fee and finance billings. We acquire these receivables for the principal amount of any related purchase which best reflects the receivables fair value at the time of acquisition with no gain or loss recognized beyond those described above. As discussed above, our bank partners continue to provide ongoing account management and oversight for both our Private label credit and General purpose credit card receivables, for which we compensate the bank partners monthly.

Auto Finance Segment

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2024, our CAR operations served over 670 dealers in 34 states and two U.S. territories. The core operations continue to achieve consistent profitability and generate positive cash flows.

Fair Value Option

We account for loans receivable associated with our private label credit and general purpose credit card platform using fair value accounting. We believe the use of fair value for these receivables more closely approximates the true economics of these receivables, better matching the yields and corresponding charge-offs. We believe the fair value option also enables us to report generally accepted accounting principles in the U.S. (" GAAP") net income that provides increased transparency into our profitability and asset quality. We estimate the Fair Value Receivables using a discounted cash flow model, which considers various factors such as expected yields on consumer receivables, the timing of expected payments, customer default rates, estimated costs to service the portfolio, and valuations of comparable portfolios. As a result of this fair value adoption, our loans, interest and fees receivable are carried at fair value with changes in fair value recognized directly in earnings, and certain fee billings (such as annual membership fees and merchant fees) and origination costs associated with these receivables no longer being deferred. Additionally, we recognize the fair value of Bank partner fees based on internally-developed estimates of payment rates and discount rates.  We reevaluate the fair value of our Fair Value Receivables and Bank partner fees at the end of each quarter.

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

Collection Strategy

CaaS Segment. The goal of the collections process is to collect as much of the account balance that is owed to our bank partners in the most customer-friendly and cost-effective manner possible. This collection process has continued to evolve over the course of more than 25 years of operating history, with the utilization of digital and mobile processes helping to both facilitate better communication with the consumer and aid in collections throughout the collection process.

On behalf of our bank partners and in accordance with their policies and procedures, we oversee and manage third-party collectors, who employ these digital and mobile processes along with the traditional cross-section of letters, emails and telephone calls to encourage payment. Collectors also sometimes offer flexibility with respect to the application of payments in order to encourage larger or prompter payments. For instance, in certain cases collectors may vary the general payment application priority (i.e., of applying payments first to finance charges, then to fees, and then to principal) by agreeing to apply payments first to principal and then to finance charges and fees or by agreeing to provide payments or credits of finance charges and principal to induce or in exchange for an appropriate payment. Application of payments in this manner also permits collectors to assess real time the degree to which payments over the life of an account have covered the principal credit extensions on that account. This allows collectors to readily identify the potential economic loss associated with the charge off of a particular receivable (i.e., the excess of principal purchases and cash advances funded over payments received throughout the life of the account). The selection of collection techniques, including, for example, the order in which payments are applied or the provision of payments or credits to induce or in exchange for a payment, impacts the statistical performance of the portfolios that we present under "Consolidated Results of Operations—CaaS Segment" within Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

Interest and fees for most credit products are discontinued when loans, interest and fees receivable become contractually 90 or more days past due. Loans, interest and fees receivable are charged off when they become contractually more than 180 days past due or 120 days past due if they are enrolled in an installment loan product. For all products, receivables are charged off within 30 days of notification and confirmation of bankruptcy or death of the obligor. However, in some cases of death, receivables are not charged off if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

The determination of whether an account is contractually past due is relevant to the delinquency and charge-off data provided under the "Consolidated Results of Operations—CaaS Segment" caption within Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Various factors are relevant in analyzing whether an account is contractually past due which is the trigger for moving receivables through various delinquency stages and ultimately to charge-off status. These can include whether an account has not satisfied its minimum payment due requirement, is part of a collection program or if the account qualifies for other assistance programs that may preclude or defer a payment in a given period, such as a state or national emergency declaration due to weather, public health emergencies or other natural disasters. For private label credit and general purpose credit card accounts, a cardholder's account is considered delinquent if the cardholder is not party to one of the aforementioned scenarios and has not made the required payment as of the payment due date.

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

Auto Finance Segment. This segment is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal TILA, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, Dodd-Frank, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. In addition, various state statutes limit the interest rates and fees that may be charged, limit the types of interest computations (e.g., interest bearing or pre-computed) and refunding processes, prohibit discriminatory practices in extending credit, impose limitations on fees and other customer related charges and restrict the use of consumer credit reports and other account-related information. Many of the states in which this segment operates have various licensing requirements and impose certain financial or other conditions in connection with these licensing requirements.

Privacy and Data Security Laws and Regulations. We are required to manage, use, and store large amounts of personally identifiable information, principally the confidential personal and financial data of our issuing bank partners’ customers, in the ordinary course of our business. We depend on our IT networks and systems, and those of third parties, to process, store, and transmit that information. In the past, financial service companies have been targeted for sophisticated cyber-attacks. A security breach involving our files and infrastructure could lead to unauthorized disclosure of confidential information. We take numerous measures to ensure the security of our hardware and software systems as well as customer information.

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

Human Capital

As of December 31, 2024, we had 417 employees, all of whom are employed within the U.S. We also engage temporary employees and consultants as needed to support our operations. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good. Our management team members, on average, have over 11 years of tenure with the Company. This experience through macro-economic cycles guides our customer centric decision making.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $2,724.8 million at December 31, 2024, from $2,411.3 million at December 31, 2023. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for over 75% of our outstanding private label credit receivables as of December 31, 2024. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of receivables more difficult or may expose us to the risk of fines, restitution and litigation. Our operations and the operations of the issuing banks through which the credit products we service are originated are subject to the jurisdiction of federal, state and local government authorities, including the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices and the practices of issuing banks, including the terms of products, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from investigations of specific consumer complaints or concerns to broader inquiries. If as part of these reviews the regulatory authorities conclude that we or issuing banks are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected consumers. They also could require us or issuing banks to stop offering some credit products or obtain licenses to do so, either nationally or in select states. To the extent that these remedies are imposed on the issuing banks that originate credit products using our platform, under certain circumstances we are responsible for the remedies as a result of our indemnification obligations with those banks. We or our issuing banks also may elect to change practices that we believe are compliant with law in order to respond to regulatory concerns. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to generate new receivables and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business.

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

The CFPB recently issued a final rule regarding credit card late fees, which represents a significant departure from the rules that are currently in effect. Should this rule be implemented, the rule would have an adverse impact on our business, results of operations and financial condition for at least the short term and, depending on the effectiveness of our actions taken in response to the rule, potentially over the long term.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to a material weakness described under Part II, Item 9A “Controls and Procedures” in this Annual Report on Form 10-K.

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

Our allowance for credit losses are determined based upon both objective and subjective factors and may not be adequate to absorb credit losses. We face the risk that customers will fail to repay their loans in full. Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish allowance for credit losses as an estimate of the expected credit losses inherent within those loans, interest and fees receivable that we do not report at fair value. We determine the necessary allowance for credit losses by analyzing some or all of the following attributes unique to each type of receivable pool: historical loss rates; current delinquency and roll-rate trends; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. Actual losses are difficult to forecast, especially if such losses are due to factors beyond our historical experience or control. As a result, our allowance for credit losses may not be adequate to absorb all credit losses or prevent a material adverse effect on our business, financial condition and results of operations. Losses are the largest cost as a percentage of revenues across all of our products. Fraud and customers not being able to repay their loans are both significant drivers of loss rates. If we experienced rising credit or fraud losses this would significantly reduce our earnings and profit margins and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Risks Relating to an Investment in Our Securities

The prices of our securities may fluctuate significantly, and this may make it difficult for you to resell our securities when you want or at prices you find attractive. The prices of our securities on the NASDAQ Global Select Market constantly change. We expect that the market prices of our securities will continue to fluctuate. The market prices of our securities may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;
•	changes in expectations as to our future financial performance, including financial estimates and projections by Atlanticus, securities analysts and investors;
•	the overall financing environment, which is critical to our value;
•	changes in interest rates;
•	inflation and supply chain disruptions;
•	the operating and stock performance of our competitors;
•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;
•	changes in generally accepted accounting principles in the U.S. ("GAAP"), laws, regulations or the interpretations thereof that affect our various business activities and segments;
•	general domestic or international economic, market and political conditions;
•	changes in ownership by executive officers, directors and parties related to them who control a majority of our common stock;
•	additions or departures of key personnel;
•	the annual yield from distributions on the Series B Preferred Stock or interest on the 2026 Senior Notes and 2029 Senior Notes as compared to yields on other financial instruments; and
•	global pandemics (such as the COVID-19 pandemic).

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

The Series B preferred stock rank junior to our Series A preferred stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A preferred stock has been satisfied. The rights of holders of the Series B preferred stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A preferred stock and any future series or class of preferred stock we may issue that ranks senior to the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of December 31, 2024, we had outstanding 400,000 shares of Series A preferred stock and 3,301,179 shares of Series B preferred stock. As of December 31, 2024, we could issue up to 6,298,821 additional shares of preferred stock.

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

We may issue additional shares of the Series B preferred stock and additional series of preferred stock that rank on a parity with the Series B preferred stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B preferred stock and additional series of preferred stock that would rank on a parity with the Series B preferred stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B preferred stock without any vote of the holders of the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of December 31, 2024, we had outstanding 400,000 shares of Series A preferred stock and 3,301,179 shares of Series B preferred stock. As of December 31, 2024, we could issue up to 6,298,821 additional shares of preferred stock. The issuance of additional shares of Series B preferred stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B preferred stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B preferred stock if we do not have sufficient funds to pay dividends on all Series B preferred stock outstanding and other classes of stock with equal priority with respect to dividends.

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

Holders of Series B preferred stock may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the Series B preferred stock even though such holders do not receive a corresponding cash dividend. The conversion rate for the Series B preferred stock is subject to adjustment in certain circumstances. A failure to adjust (or to adjust adequately) the conversion rate after an event that increases the proportionate interest of the Series B preferred stockholders in us could be treated as a deemed taxable dividend to you. If a holder is a non-U.S. holder, any deemed dividend may be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the Series B preferred stock. In April 2016, the U.S. Treasury issued proposed income tax regulations in regard to the taxability of changes in conversion rights that will apply to the Series B preferred stock when published in final form and may be applied to us before final publication in certain instances.

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

Our level of indebtedness could have important consequences to holders of the 2026 Senior Notes and 2029 Senior Notes, because:

●	it could affect our ability to satisfy our financial obligations, including those relating to the 2026 Senior Notes and 2029 Senior Notes;
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

Risk Management Strategy

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

Our cybersecurity risk management program includes:

●	physical, technological and administrative controls intended to support our cybersecurity and data governance framework, including controls designed to protect the confidentiality, integrity and availability of our key information systems and customer, employee, bank partner and other third-party information stored on those systems, such as access controls, encryption, data handling requirements and other cybersecurity safeguards, and internal policies that govern our cybersecurity risk management and data protection practices;
●	a defined procedure for timely incident detection, containment, response and remediation, including a written security incident response plan that includes procedures for responding to cybersecurity incidents;
●	cybersecurity risk assessment processes designed to help identify material cybersecurity risks to our critical systems, information, products, services and broader enterprise Information Technology ("IT") environment;
●	a security team responsible for managing our cybersecurity risk assessment processes and security controls;
●	the use of external consultants or other third-party experts and service providers, where considered appropriate, to assess, test or otherwise assist with aspects of our cybersecurity controls;
●	annual cybersecurity and privacy training of employees, including incident response personnel and senior management, and specialized training for certain teams depending on their role and/or access to certain types of information, such as consumer information; and
●	a third-party risk management process that includes internal vetting of certain third-party vendors and service providers with whom we may share data and processes designed to oversee, identify, and reduce the potential impact of a cybersecurity incident at a third-party vendor or service provider or otherwise implicating the third-party technology and systems used.

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

Our management team, including our Chief Information Officer, is responsible for assessing and managing our material risks from cybersecurity threats and for our overall cybersecurity risk management program on a day-to-day basis, and supervises both our internal cybersecurity personnel and the relationship with our retained external cybersecurity consultants. Our Chief Information Officer’s experience includes over 10 years of working in the cybersecurity field in various industries, including the financial services industry.

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

We currently lease 99,257 square feet of office space in Atlanta, Georgia for our executive offices and the primary operations of our CaaS segment. We have sub-leased 3,100 square feet of this office space. Our Auto Finance segment principally operates from 2,670 square feet of leased office space in Lake Mary, Florida, with additional offices and branch locations in various states and territories. We believe that our facilities are suitable to our business and that we will be able to lease or purchase additional facilities as our needs, if any, require.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. There are currently no pending legal proceedings that are expected to be material to us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol "ATLC." As of February 21, 2025, there were 254 record holders of our common stock, which does not include persons whose stock is held in nominee or "street name" accounts through brokers, banks and intermediaries.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 - October 31	—	$—	—	1,941,950
November 1 - November 30	887	$35.94	—	1,941,950
December 1 - December 31	38	$64.10	—	1,941,950
Total	925	$37.09	—	1,941,950

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 925 such shares returned to us during the three months ended December 31, 2024.
(2)	Because withholding stock repurchases related to stock option exercise prices are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of stock option exercise prices on exercised grants. There were 0 such shares returned to us during the three months ended December 31, 2024.
(3)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2024, we are authorized to repurchase 2,000,000 shares of our common stock through June 30, 2026.

The following table sets forth information with respect to our repurchases of Series B Preferred Stock during the three months ended December 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 - October 31	—	$—	—	500,000
November 1 - November 30	—	$—	—	500,000
December 1 - December 31	—	$—	—	500,000
Total	—	$—	—	500,000

(1)	On May 7, 2024, our Board of Directors authorized the Company to repurchase up to 500,000 shares of our Series B preferred stock through June 30, 2026.

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

OVERVIEW

Atlanticus is a financial technology company powering more inclusive financial solutions for everyday Americans. We leverage data, analytics, and innovative technology to unlock access to financial solutions for the millions of Americans who would otherwise be underserved. According to data published by Experian, 40% of Americans had FICO® scores of less than 700. We believe this equates to a population of over 100 million everyday Americans in need of access to credit. These consumers often have financial needs that are not effectively met by larger financial institutions. By facilitating appropriately priced consumer credit and financial service alternatives with value-added features and benefits curated for the unique needs of these consumers, we endeavor to empower better financial outcomes for everyday Americans. We provide technology and other support services to lenders who offer an array of financial products and services to consumers. Both private label and general purpose card products are originated by The Bank of Missouri and WebBank (collectively, our “bank partners”). Our bank partners originate these accounts through multiple channels, including retail and healthcare point-of-sale locations, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing which focus exclusively on consumers with higher FICO scores. Atlanticus’ decisioning platform is enhanced by machine learning, enabling lenders to make fast, sound decisions when it matters most.

We are principally engaged in providing products and services to lenders in the U.S. for which these lenders pay us a fee and in most circumstances, the lenders are then obligated to sell us the receivables they generate from these products and services. We acquire these receivables for the principal amount of the loan. We compensate our bank partners monthly for the regulatory oversight they provide associated with our acquired receivables, the underlying accounts of which they continue to own and service, and also based on variable levels of the underlying performance of the acquired receivables (collectively, "Bank partner fees"). From time to time, we also purchase receivables portfolios from third parties other than our bank partners. In this Report, "receivables" or "loans" typically refer to receivables we have purchased from our bank partners or from other third parties.

Credit as a Service Segment

Currently, within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $42 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. Our general purpose credit cards use the Aspire, Imagine and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers.

Using our infrastructure and technology, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also, through our CaaS segment, we engage in testing and limited investment in consumer technology platforms as we seek to capitalize on our expertise and infrastructure. Additionally, we report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with notes receivable and equity investments previously made in consumer technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded and the carrying value of our investment in these companies is not material. One of these companies, Fintiv Inc., has sued Apple, Inc., Walmart, Inc., and PayPal Holdings, Inc. for patent infringement. Fintiv Inc. has approximately 150 patents related to secure money transfer on computer and mobile devices. The transaction volume in these areas has increased dramatically over the last five years. If Fintiv Inc. is successful in the patent litigation, there could be large exposure, including treble damages for these companies. The claimed losses sustained by this patent infringement are substantial and could be measured in the billions of dollars. We believe on a diluted basis that we will own over 10% of the company. Apple has vigorously contested the claims, and we expect it to continue doing so. In light of the uncertainty around these lawsuits, we will continue to carry these investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

All finance charges, fees and merchant fees are recognized into earnings through our Consumer loans, including past due fees (consisting of interest income, including finance charges, late payment fees on loans and merchant fees), Fees and related income on earning assets (consisting of annual or monthly maintenance fees, cash advance fees and other fees directly associated with the extension of credit) and Other revenue (consisting of servicing income, service charges and other customer related fees), on our Consolidated Statements of Income when they are billed to consumers or, in the case of merchant fees, upon completion of our services, which coincides with the funding of the loan by our bank partners. We value these loans and fee receivables within Changes in fair value of loans on our Consolidated Statements of Income to reflect our best estimate of ongoing economics and cash flows associated with existing consumer accounts including future estimates of finance and fee billings and consumer payment rates typical of the assumptions a market participant would use to calculate fair value.

Our credit and other operations are heavily regulated, potentially causing us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See "Consumer and Debtor Protection Laws and Regulations—CaaS Segment" above and "We operate in a heavily regulated industry" in Part I, Item 1A "Risk Factors" contained in this Report.

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

Private label credit

Our bank partners work with both us and with our retail partners to provide financing options to retail consumers. These financing options vary by retail partner and consists of a range in APRs of 0% - 36% and a range in merchant fees of 0% - 65%. Merchant fees are paid to us by our retail partners to facilitate transactions between our retail partners and its consumers by connecting our bank partners with the retail partners’ consumers. The merchant fees vary by retail partner, and are based on the value of the goods purchased from our retail partners and consider factors such as the consumer’s credit risk and the terms of our bank partners' related product offering. Merchant fees are paid to us by our retail partners at the time our bank partners remit funds to the retail partner for a consumer transaction. These merchant fees are used to enhance the overall return on receivables we acquire when contractual APRs or other terms are insufficient due to promotional or other below market pricing retail merchants may offer to consumers (such as 0% APR offers). These fees are recognized upon completion of our services, which coincides with the funding of the loan by our bank partners, in Consumer loans, including past due fees on our Consolidated Statements of Income. These merchant fees often offset the loss associated with the initial acquisition of the underlying receivable. As such, it is not always necessary for us to collect the aggregate unpaid gross balance of the underlying receivable to achieve desired returns.

Financing arrangements may include fees to enhance yields on a product including annual and/or monthly maintenance fees. Additionally, terms of these products offered by our bank partners to consumers may include deferred interest options whereby consumers pay no interest on their purchases over periods ranging from 6-12 months. Terms of these products can range from 12 months to 84 months based on the retail merchant partner. Each offer is customized for retail clients based on the expected performance of the underlying receivables, receivable purchase volumes and overall return requirements. Our flexible technology allows retail partners to present financing offers to their customers through a variety of delivery options including retail point of sale locations, online transactions, or through in home sales. These financing arrangements are based on underwriting standards tailored to each retail partner and are the result of a close collaboration between our bank partners and us to ensure all products are compliant with regulatory requirements and to ensure they provide attractive terms to consumers. When a consumer accepts the terms of a financing arrangement for the purchase of a good or service and completes the underlying transaction, our bank partners forward the net purchase price (net of merchant or other fees remitted to us) to the retail partner. Our bank partners are then obligated to sell, and we are obligated to purchase, the receivable (along with rights to all future finance and fee billings associated with the receivable) from our bank partners under similar terms.

General Purpose Credit Cards

We work closely with our bank partners to assist them in creating general purpose credit card offers. These offers have varying lines of credit ranging from $350 to $3,000, annual percentage rates (“APRs”) ranging from 19.99% to 36%, annual fees ranging from $0 to $175 and monthly maintenance fees ranging from $0 to $15. Working collaboratively with our bank partners, each offer our bank partners extend to a consumer is tailored based on the consumer’s individual risk profile. These offers include finance and fee structures designed to provide us with an adequate return on invested capital upon acquisition of any associated receivable. As a result, at the time an offer is extended to a consumer, the offer reflects market value and, when combined with other pooled receivables that have similar characteristics, would result in earnings associated with any upfront fees (such as annual or monthly maintenance fees) on the date of acquisition, net of any fair value assessment that may value the receivables at less than the gross amount of the receivable.

Our agreements with our bank partners obligate them to sell and for us to acquire the receivables associated with underlying purchases and subsequent fee and finance billings. We acquire these receivables for the principal amount of any related purchase which best reflects the receivables fair value at the time of acquisition with no gain or loss recognized beyond those described above. As discussed above, our bank partners continue to provide ongoing account management and oversight for both our Private label credit and General purpose credit card receivables, for which we compensate the bank partners monthly.

Auto Finance Segment

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2024, our CAR operations served over 670 dealers in 34 states and two U.S. territories. The core operations continue to achieve profitability and generate positive cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

	For the Year Ended December 31,		Increases (Decreases)
(In Thousands)	2024	2023	from 2023 to 2024
Total operating revenue and other income	$1,309,955	$1,155,246	$154,709
Other non-operating income	1,489	630	859
Interest expense	(160,173)	(109,342)	50,831
Provision for credit losses	(16,368)	(2,152)	14,216
Changes in fair value of loans at fair value	(733,471)	(689,577)	43,894
Net margin	401,432	354,805	46,627
Operating expenses:
Salaries and benefits	(50,143)	(43,906)	6,237
Card and loan servicing	(118,400)	(100,620)	17,780
Marketing and solicitation	(56,186)	(52,421)	3,765
Depreciation	(2,715)	(2,560)	155
Other	(35,411)	(26,740)	8,671
Total operating expenses:	(262,855)	(226,247)	36,608

Net income	$110,106	$101,954	$8,152
Net loss attributable to noncontrolling interests	1,190	891	299
Net income attributable to controlling interests	$111,296	$102,845	$8,451
Net income attributable to controlling interests to common shareholders	$87,368	$77,647	$9,721

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Total operating revenue and other income. Total operating revenue and other income consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) interchange and servicing income on loan portfolios and other customer related fees.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased to $2,724.8 million as of December 31, 2024, from $2,411.3 million as of December 31, 2023. We experienced growth in total operating revenues for both our general purpose credit card and our private label credit receivables for the year ended December 31, 2024, when compared to the same period in 2023. These increases were primarily due to consistent quarterly growth in both new credit card customers serviced and seasonally driven growth with private label credit receivables and corresponding merchant fees. Growth also reflected increased fee and finance pricing requirements for all new receivable acquisitions in response to increased costs of capital used to finance these receivable acquisitions. Additionally, growth within our private label credit receivables for the second and third quarters of 2024 was largely due to continued growth associated with our largest existing retail partners, growth which typically increases late in the second quarter and into the third quarter of each year based on our retail partners' seasonal sale cycles. This seasonal growth in private label credit receivables was at its highest in the third quarter of 2024 when we increased receivable purchases by $152.3 million when compared to the third quarter of 2023.

The relative mix of receivable acquisitions can lead to some variation in our corresponding revenue as general purpose credit card receivables typically generate higher gross yields than private label credit receivables do. We are currently experiencing continued period-over-period growth in private label credit and general purpose credit card receivables—growth that we expect to result in net period-over-period growth in our total interest income and related fees for these operations throughout 2025. During 2024 we experienced higher growth rates for our private label credit receivables than for our general purpose credit card receivables. As discussed above, these private label receivables typically generate lower gross yields than our general purpose credit card receivables. This growth in private label credit receivables, relative to growth in general purpose credit card receivables offset some of the increased fee and finance pricing requirements discussed above.

Future periods’ growth is dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and the level of marketing investment for the general purpose credit card operations. Other revenue on our consolidated statements of income consists of servicing income, service charges and other customer related fees. Growth in customer related fees was largely due to the use of new marketing channels which increased customer engagement with these products. When coupled with increases in interchange revenues which are largely impacted by growth in our receivables, this resulted in an increase in this category of revenues for the year ended December 31, 2024, when compared to the same period in 2023. See Note 2, "Significant Accounting Policies and Consolidated Financial Statement Components" to our consolidated financial statements for additional information related to this revenue from contracts with customers. Interchange fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. The above discussions on expectations for finance, fee and other income are based on our current expectations. Recent rules enacted by the Consumer Financial Protection Bureau ("CFPB"), which, if implemented, would further limit the late fees charged to consumers in most instances, are expected to adversely impact the revenue recognized on our receivables. In order to mitigate these impacts and continue to serve consumers, we have worked collaboratively with our bank partners to assist them in taking a number of steps, from modifying products and policies (such as further tightening the criteria used to evaluate new loans) to changing prices (including increasing interest rates and fees charged to consumers). While our bank partners have the flexibility to unilaterally make changes to program offerings and must approve all changes to existing or new program offerings, we are only obligated to acquire receivables originated by our bank partners when they utilize mutually agreed upon underwriting standards. We believe these product, policy, and pricing changes will offset the negative impact of potential reduced late fees. The changes will take several quarters to fully implement.

For more information, refer to Part I, Item 1A "Risk Factors" and, in particular, "The CFPB recently issued a final rule regarding credit card late fees, which represents a significant departure from the rules that are currently in effect. The rules are currently enjoined from implementation. If implemented in the future, we expect the rule would have an adverse impact on our business, results of operations and financial condition for at least the short term and, depending on the effectiveness of our actions taken in response to the rule, potentially over the long term."

Other non-operating income. Included within our Other non-operating income category is income (or loss) associated with investments in non-core businesses or other items not directly associated with our ongoing operations. None of these companies are publicly-traded and there are no material pending liquidity events. We will continue to carry the investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

Interest expense. Variations in interest expense are due to new borrowings and increased costs of capital associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 10, "Notes Payable," to our consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased to $2,157.8 million as of December 31, 2024, from $1,796.0 million as of December 31, 2023. Interest expense increased $50.8 million for the year ended December 31, 2024, when compared to the year ended December 31, 2023. The majority of this increase in outstanding debt relates to the addition of multiple credit facilities in 2023 and 2024 associated with growth in our card and loan receivables, coupled with issuances of 9.25% Senior Notes due 2029 (the "2029 Senior Notes"). In the twelve months ended December 31, 2024, we sold approximately $142.2 million aggregate principal amount of 2029 Senior Notes. Recent increases in the effective interest rates on debt have increased our interest expense as we have raised additional capital (or replaced existing facilities) over the last two years. We anticipate additional debt financing over the next few quarters as we continue to grow coupled with higher effective interest rates on new debt compared to rates on maturing debt. As such, we expect our quarterly interest expense for these operations to increase compared to prior periods.

Provision for credit losses. Our provision for credit losses covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees and notes receivable. Recoveries of charged off receivables, consist of amounts received from the efforts of third-party collectors and through the sale of charged-off accounts to unrelated third parties. All proceeds received associated with charged-off accounts, are credited to the allowance for credit losses.

We have experienced a period-over-period increase of $14.2 million in our provision for credit losses (when comparing the year ended December 31, 2024 to the same period in 2023) primarily associated with increases in loss estimates associated with our Auto Finance segment's floorplan loans. Most risk of loss in our Auto Finance segment is widely diversified with consumer auto loans across the U.S. Floorplan loans offered to dealers to finance auto inventory increase our exposure to loss not only for the amount of a floorplan loan but also for specific dealer related consumer loans. We take several steps to mitigate this risk including holding title to the underlying collateral, ongoing reassessments of collateral value and regular audits at participating dealer locations. Nevertheless, the timing of losses is difficult to predict. Recent stress noted at some dealer locations is incorporated into our loss estimates for floorplan and consumer loans and resulted in increased provisions for credit losses for the year ended December 31, 2024. Additionally, we recorded a provision for credit losses associated with our notes receivable from consumer technology platforms. These include notes receivable from companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded and the carrying value of our investment in these companies is not material. See Note 2, "Significant Accounting Policies and Consolidated Financial Statement Components," to our consolidated financial statements for further credit quality statistics and analysis.

Changes in fair value of loans.

For all periods presented, we included asset performance degradation in our forecasts to reflect both changes in assumed asset level economics and the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that current trends would suggest. In recent periods we have removed some of this expected degradation based on observed asset stabilization, implementation of mitigants to a potential change in late fee billings and general improvements in U.S. economic expectations due to the improved inflation environment. See Note 6 "Fair Values of Assets and Liabilities" to our consolidated financial statements included herein for further discussion of this calculation. We may, however, adjust our forecasts to reflect observed macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Tightened underwriting standards shifted new receivable acquisitions to consumers at the higher end of the FICO bands in which our bank partners participate, presumably resulting in improved overall credit performance of our acquired receivables. When coupled with those existing assets negatively impacted by inflation gradually becoming a smaller percentage of the outstanding portfolio, we expect to see overall improvements in the measured fair value of our portfolios of acquired receivables. As part of our analysis to determine the fair value of our receivables, we look at several key factors that influence the overall fair value. Qualitative discussion of these factors is as follows:

Gross yield, net of finance charge charge-offs – We utilize gross yield, net of finance charge charge-offs in our fair value assessments to best reflect the expected net collected yield on fee billings on our receivables. As the size and composition of our portfolio fluctuates, or as we experience periods of growth or decline in our acquisition of new receivables, this rate can fluctuate. We have experienced marginal declines in our weighted-average, Gross yield, net of finance charge charge-offs rate used in our fair value calculations as of December 31, 2024, when compared to rates used as of December 31, 2023 largely due to a shift in the overall portfolio mix towards private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. Our general purpose credit card receivables experienced an increase in this same rate for the noted periods due to the aforementioned product, policy, and pricing changes. As these product policy and pricing changes continue to further impact both newly acquired and existing private label credit receivables and general purpose credit card receivables, we expect our gross yield, net of finance charge charge-offs rate to increase over time although the pace and timing of purchases for new general purpose credit card receivables, relative to those of private label credit receivables, could result in near term declines in this rate. The acquisition of private label credit receivables, particularly those noted above, is largely seasonal in nature, peaking in the second and third quarters of each year. As a result, we would expect this weighted average rate to decrease in those periods absent the offset of our higher yielding general purpose credit card receivables acquired during the same period. While our bank partners have enacted product, policy, and pricing changes on our existing receivables (and all newly acquired receivables), these changes will take several quarters to be fully realized.

Payment Rate – Our total portfolio payment rate has declined marginally over time largely due to the increased relative weight of acquisitions of private label credit receivables to our overall pool of receivables. These receivables tend to include less finance and fee billings that factor into monthly payment amounts (due to associated merchant fee billings that provide us adequate returns on the receivables) and have payment terms that extend over longer periods. As a result, payment rates on private label credit receivables are naturally lower than those associated with our general purpose credit card receivables. This was particularly influenced by strong growth in the aforementioned private label credit receivables acquired during the second and third quarters of 2024 that have limited loss exposure and tend to have longer associated terms and lower effective payment rates. This decline in payment rates is not evident in our credit card portfolio, which maintained relatively stable payment rates for the years ended December 31, 2024 and 2023.

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

Expected Net Principal Credit Loss Rate – Our Expected net principal credit loss rate is chiefly impacted by the relative makeup of receivables within our pools. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners, particularly in the second and third quarters of 2024, our Expected net principal credit loss rate has decreased. Additionally, we have noted reductions in the Expected net principal credit loss rate associated with our general purpose credit card receivables, which have shown continued overall improvements in delinquency rates. With growth in the acquisition of our private label credit receivables, particularly those noted above with limited loss exposure, and growth in better performing general purpose credit card receivables, we expect this weighted average rate to decrease over the next several quarters (when compared to similar periods in prior years) before stabilizing.

Discount Rate – Our weighted average discount rate has remained relatively consistent over the past several quarters (and is expected to continue to remain consistent or go down). Primarily impacting modest changes in our weighted average discount rate are mix shifts in the type of receivables acquired, as different receivable types (general purpose credit card receivables versus private label credit receivables) have different expected return requirements used by third-party market participants. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners that reimburse us for credit losses, our weighted average discount rate has decreased marginally. We have assigned a lower discount rate when assessing the fair value of these receivables to reflect the significantly lower risk and return characteristics. As a result, our weighted average discount rate has decreased marginally. We consider asset specific financing costs associated with our receivables (coupled with our internal cost of equity capital in agreements that require credit enhancements) as the best indicator of return requirements used by third-party market participants. If the Federal Reserve continues to decrease interest rates or we observe a corresponding decrease in return requirements used by third-party market participants, we may further reduce our weighted average discount rate.

Total operating expenses. Total operating expenses variances for the year ended December 31, 2024, relative to the year ended December 31, 2023, reflect the following:

•	increases in salaries and benefit costs related to both the growth in the number of employees and inflationary compensation pressure. We expect some continued increase in this cost in 2025 compared to 2024 as we expect to continue to invest in technology, risk underwriting and compliance and as a result we expect to increase our number of employees;
•	increases in card and loan servicing expenses due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew to $2,724.8 million outstanding from $2,411.3 million outstanding at December 31, 2024 and December 31, 2023, respectively, and costs associated with the implementation of product, policy, and pricing changes discussed above. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow in 2025 commensurate with growth in our receivables. Offsetting a portion of this increase are significant reductions in our servicing costs per account, resulting from the realization of greater economies of scale and increased use of automation as our receivables have grown.
•	modest increases in marketing and solicitation costs for the year ended December 31, 2024, when compared to the same period in 2023, as growth in new accounts serviced during 2024 was in line with growth observed throughout 2023. These modest increases in marketing and solicitation costs are a direct result of the increased costs associated with assisting our bank partners to acquire new consumers using tightened underwriting standards resulting from CFPB plans to restrict late fee assessments. As we continue to adjust our underwriting standards to reflect changes in fee and finance assumptions on new receivables, and allow for overall increases in the cost to successfully market to consumers, we expect period over period marketing costs for 2025 to increase relative to those experienced in 2024, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and
•	other expenses primarily relate to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including occupancy, legal and travel expenses can be variable based on growth and have grown as we expand our marketing and growth efforts. Increases in this category for the year ended December 31, 2024, when compared to the year ended December 31, 2023 primarily relate to certain nonrecurring costs associated with accounting and legal expenditures. While we expect some increase in these costs as we continue to grow our receivable portfolios, we do not anticipate the increase to be meaningful.

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

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our consolidated statements of income. In November 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B preferred units may, at its election and with notice, require the Company to redeem part or all of such holder’s Class B preferred units for cash at $1.00 per unit, on or after October 14, 2024. The Company has the right to redeem the Class B preferred units at any time with notice. During the year ended December 31, 2024, we redeemed 50.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In March 2025, we redeemed the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. We include the Class B preferred units as temporary noncontrolling interests on the consolidated balance sheets and the associated dividends are included as a reduction of our net income attributable to common shareholders on the consolidated statements of income.

Income Taxes. We experienced an effective income tax expense rate of 20.4% and 20.6% for the years ended December 31, 2024, and December 31, 2023, respectively. Our effective income tax expense rate for the year ended December 31, 2024, is below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) a loss related to our unrecovered investment in a foreign subsidiary which ceased operations during the year and with respect to which we had used “permanently reinvested earnings” accounting in our consolidated financial statements. Our effective income tax expense rate for the year ended December 31, 2023, is below the statutory rate principally due to our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. In both years, our effective income tax expense rate would have been even lower relative to the statutory rate but not for (1) state and foreign income tax expense, (2) taxes on global intangible low-taxed income, and (3) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees—such deduction disallowance which fully offset the tax benefit of deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Further details related to the above are reflected in Note 12, "Income Taxes".

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of income. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. We recognized $0.6 million and $0.4 million in potential interest associated with uncertain tax positions during the years ended December 31, 2024, and December 31, 2023, respectively.

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

Below are (i) the reconciliation of Loans at fair value to Loans at amortized cost and (ii) the calculation of managed receivables:

	At or for the Three Months Ended
	2024				2023
(in Millions)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Loans at fair value	$2,630.3	$2,511.6	$2,277.4	$2,150.6	$2,173.8	$2,050.0	$1,916.1	$1,795.6
Fair value mark against receivable (1)	94.5	142.5	137.7	167.5	237.5	265.2	257.9	260.1
Total managed receivables (2)	$2,724.8	$2,654.1	$2,415.1	$2,318.1	$2,411.3	$2,315.2	$2,174.0	$2,055.7
Fair value to Total managed receivables ratio (3)	96.5%	94.6%	94.3%	92.8%	90.2%	88.5%	88.1%	87.3%

(1) The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 6, "Fair Values of Assets and Liabilities" to our consolidated financial statements included herein for further discussion of assumptions underlying this calculation.

(2) Total managed receivables are equal to the Aggregate unpaid gross balance of loans carried at fair value. See Note 6, "Fair Value of Assets and Liabilities" to our consolidated financial statements included herein for further discussion of the Aggregate unpaid gross balance of loans carried at fair value.

(3) The Fair value to Total managed receivables ratio is calculated using Loans at fair value as the numerator, and Total managed receivables as the denominator.

As discussed above, our managed receivables data differ in certain aspects from our GAAP data. First, managed receivables data include the undiscounted contractual amounts due on the underlying consumer receivable plus fee billings (including fees and finance charges), less actual charge-offs.

 A reconciliation of our operating revenues and other income, net of finance and fee charge-offs, to comparable amounts used in our calculation of Total managed yield ratios is as follows:

	At or for the Three Months Ended
	2024				2023
(in Millions)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Consumer loans, including past due fees	$242.1	$245.3	$232.1	$220.0	$214.6	$214.6	$210.3	$200.5
Fees and related income on earning assets	83.8	78.5	59.5	47.9	71.7	59.8	62.9	44.3
Other revenue	17.5	16.8	13.6	11.7	12.0	10.2	7.6	6.7
Total operating revenue and other income - CaaS Segment	343.4	340.6	305.2	279.6	298.3	284.6	280.8	251.5
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	0.7	(15.1)	(12.6)	4.0	6.5	(6.8)	(10.6)	(0.5)
Adjustments due to acceleration of annual fees recognition under fair value accounting	(10.5)	(8.0)	1.1	10.1	(12.6)	(3.1)	(9.8)	7.3
Removal of finance charge-offs	(64.9)	(60.6)	(62.9)	(63.7)	(59.5)	(47.1)	(54.2)	(61.7)
Total managed yield	$268.7	$256.9	$230.8	$230.0	$232.7	$227.6	$206.2	$196.6

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2024				2023
(in Millions)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Charge-offs on loans at fair value	$213.1	$201.5	$217.0	$231.7	$215.2	$173.5	$180.0	$191.9
Finance charge-offs (1)	(64.9)	(60.6)	(62.9)	(63.7)	(59.5)	(47.1)	(54.2)	(61.7)
Combined principal net charge-offs	$148.2	$140.9	$154.1	$168.0	$155.7	$126.4	$125.8	$130.2

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

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2024
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,724,782		$2,654,112		$2,415,092		$2,318,104
30-59 days past due	$104,022	3.8%	$106,303	4.0%	$99,620	4.1%	$94,389	4.1%
60-89 days past due	$97,953	3.6%	$96,673	3.6%	$88,544	3.7%	$87,761	3.8%
90 or more days past due	$253,511	9.3%	$227,418	8.6%	$218,215	9.0%	$243,830	10.5%
Average managed receivables	$2,689,447		$2,534,602		$2,366,598		$2,364,680
Total managed yield ratio, annualized (1)	40.0%		40.5%		39.0%		38.9%
Combined principal net charge-off ratio, annualized (2)	22.0%		22.2%		26.0%		28.4%
Interest expense ratio, annualized (3)	6.5%		6.6%		6.3%		5.8%
Net interest margin ratio, annualized (4)	11.5%		11.7%		6.7%		4.7%

	At or for the Three Months Ended
	2023
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,411,255		$2,315,206		$2,174,001		$2,055,678
30-59 days past due	$110,465	4.6%	$101,822	4.4%	$96,670	4.4%	$76,139	3.7%
60-89 days past due	$98,377	4.1%	$92,361	4.0%	$81,477	3.7%	$88,529	4.3%
90 or more days past due	$247,621	10.3%	$217,136	9.4%	$170,274	7.8%	$197,418	9.6%
Average managed receivables	$2,363,231		$2,244,604		$2,114,840		$2,087,902
Total managed yield ratio, annualized (1)	39.4%		40.6%		39.0%		37.7%
Combined principal net charge-off ratio, annualized (2)	26.4%		22.5%		23.8%		24.9%
Interest expense ratio, annualized (3)	5.4%		4.9%		4.4%		4.5%
Net interest margin ratio, annualized (4)	7.6%		13.2%		10.8%		8.3%

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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2024
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,231,750		$1,205,714		$1,013,529		$907,367
30-59 days past due	$33,664	2.7%	$34,658	2.9%	$36,477	3.6%	$32,209	3.5%
60-89 days past due	$29,297	2.4%	$30,216	2.5%	$29,766	2.9%	$27,094	3.0%
90 or more days past due	$75,294	6.1%	$70,190	5.8%	$67,368	6.6%	$74,414	8.2%
Average APR	12.9%		13.3%		15.8%		17.1%
Receivables purchased during period	$241,442		$396,900		$316,304		$191,106

	Private Label Credit - At or for the Three Months Ended
	2023
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$939,389		$944,197		$892,387		$835,541
30-59 days past due	$36,540	3.9%	$35,830	3.8%	$31,597	3.5%	$25,774	3.1%
60-89 days past due	$31,284	3.3%	$29,387	3.1%	$24,776	2.8%	$21,036	2.5%
90 or more days past due	$79,056	8.4%	$71,200	7.5%	$56,209	6.3%	$62,609	7.5%
Average APR	17.1%		16.2%		17.0%		17.5%
Receivables purchased during period	$202,168		$244,571		$260,281		$201,375

	General Purpose Credit Card - At or for the Three Months Ended
	2024
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,493,032		$1,448,060		$1,401,168		$1,410,281
30-59 days past due	$70,358	4.7%	$71,645	4.9%	$63,141	4.5%	$62,173	4.4%
60-89 days past due	$68,656	4.6%	$66,454	4.6%	$58,777	4.2%	$60,664	4.3%
90 or more days past due	$178,216	11.9%	$157,222	10.9%	$150,839	10.8%	$169,402	12.0%
Average APR	28.6%		28.9%		27.4%		27.1%
Receivables purchased during period	$370,269		$373,231		$360,425		$342,834

	General Purpose Credit Card - At or for the Three Months Ended
	2023
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,471,358		$1,370,445		$1,280,979		$1,219,429
30-59 days past due	$73,918	5.0%	$65,987	4.8%	$65,067	5.1%	$50,355	4.1%
60-89 days past due	$67,088	4.6%	$62,969	4.6%	$56,698	4.4%	$67,486	5.5%
90 or more days past due	$168,555	11.5%	$145,927	10.6%	$114,046	8.9%	$134,799	11.1%
Average APR	27.4%		27.3%		27.2%		26.4%
Receivables purchased during period	$426,939		$402,978		$380,509		$315,148

The following discussion relates to the tables above.

Managed receivables levels. We continue to experience overall period-over-period quarterly receivables growth with over $314.1 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners from December 31, 2023 to December 31, 2024. The addition of large private label credit retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $292.4 million in the twelve months ended December 31, 2024. Our general purpose credit card receivables grew by $21.7 million during the twelve months ended December 31, 2024. While some of our merchant partners continue to face year-over-year growth challenges, others are benefiting from continued consumer spending and a growing economy and have expanded their relationship with us. Our general purpose credit card portfolio continues to experience modest growth in total managed receivables. Growth in 2024 was somewhat restricted due to our initial response to rule changes enacted by the CFPB. In order to mitigate these impacts and continue to serve consumers, our bank partners have taken a number of steps, from modifying products and policies (such as further tightening the criteria used to evaluate new loans) to changing prices (including increasing interest rates and fees charged to consumers). We believe these product, policy, and pricing changes will offset the negative impact of potential reduced late fees. The changes will take several quarters to fully implement and some changes (for private label credit receivables) will only be implemented upon an effective date for the potential CFPB rules. In the short term, these changes could impact new receivable acquisitions. Growth in future periods for our private label credit receivables largely is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partners, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 75% of our private label receivables outstanding as of December 31, 2024. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns and growth (or contraction) within merchant retail locations. Further impacting receivable purchase amounts in a period are consumer application volumes that retail partners may direct to our bank partners versus competitors who offer similar financing products to those retail merchant partners. See Note 11, "Commitments and Contingencies," to our consolidated financial statements included herein for further discussion of these concentrations.

Delinquencies and charge-offs. Delinquent loans reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date and are considered "past due". Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the receivables management strategies we use on our portfolios to manage and, to the extent possible, reduce the higher delinquency rates that can be expected with the younger average age of the newer receivables in our managed portfolio. These management strategies include conservative credit line management and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We measure the success of these efforts by reviewing delinquency rates. These rates exclude receivables that have been charged off.

During 2023, we experienced increased delinquency rates in conjunction with slower receivables growth, higher energy costs and rising inflation and the resulting negative impact on consumers. These increases abated in the third and fourth quarters of 2023 as certain of these costs decreased and consumers adjusted to new price points for these consumer staples while simultaneously enjoying a strong employment environment. Increases in the first and second quarters of 2024 in our Private label credit receivables were largely due to a mix shift in receivables acquired to certain receivables that have higher observed delinquencies but correspondingly higher yields. Late in the second quarter of 2024 and early in the third quarter of 2024, we additionally acquired receivables that have higher observed delinquencies, but for which we have limited loss exposure due to agreements with retail partners. As a result of these limited loss exposures, these receivables are not included in our delinquency rates for private label credit receivables and served to decrease our delinquency rates for the third and fourth quarters of 2024. Our delinquency rates for our general purpose credit cards receivables were higher in the first quarter of 2024 due to both a reduction in the growth of our managed receivables and accounts that were enrolled in short-term payment deferrals, due to hardship claims resulting from COVID-19. Receivables enrolled in these short-term payment deferrals continued to accrue interest and their delinquency status did not change through their respective deferment periods. The remainder of these accounts were removed from hardship status with the end of the COVID-19 national and public health emergencies in May 2023. While these accounts resulted in higher than normal reported delinquency rates for the first quarter of 2024 (and correspondingly higher charge-offs in the first and second quarters of 2024), the charge offs did not result in a further economic impact to us as the majority of these accounts were already considered in our changes in fair value in prior periods. As these accounts were largely charged off by the end of the first quarter of 2024, we saw some modest improvement in our second quarter 2024 delinquencies offset by slower net receivables growth during this period. Delinquency rates in the third and fourth quarter of 2024 remained largely consistent with those noted in the same period of prior year.

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to marginally increase when compared to the same periods in prior years due to a planned shift in our general purpose and private label credit receivables originated as our bank partners expand product offerings to a broader range of consumers. This expected increase in delinquencies will be offset somewhat by using more restrictive product, policy, and pricing changes which we believe will result in a more profitable asset overall. We also expect continued seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the second quarter of each year due to the benefits of seasonally strong payment patterns associated with tax refunds for many consumers. Included in this expected decrease in delinquencies is continued growth in the portfolio which will also mute delinquency metrics. Our beliefs for future delinquency rates are predicated on the assumption that the slowing rate of inflation will continue and our recent tightened underwriting standards will prove effective at reducing account delinquencies.

Total managed yield ratio, annualized. As discussed above, growth in higher yielding assets has resulted in higher charge-off and delinquency rates in some periods. General purpose credit card receivables tend to have higher total yields than private label credit receivables (and corresponding higher charge off rates). As a result, in periods where we have declines in rates of growth of these general purpose credit card receivables, as was noted in 2024 (relative to growth in private label credit receivables), we expect to have slightly lower total managed yield ratios. We currently expect increases in the acquisition of receivables and correspondingly higher period-over-period operating revenue and other income for 2025 although the timing of these acquisitions could result in some fluctuations of our Total managed yield ratio, annualized when comparing quarterly rates in 2025 to corresponding quarterly periods in 2024. This growth also includes an expected seasonal shift in our mix of acquired private label receivables to higher FICO receivables that have lower gross yields (and correspondingly lower charge-off expectations) in the third quarter of each year, which may result in marginally lower managed yield ratios when compared to the corresponding periods in prior years.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. The increase in the combined principal net charge-off ratio, annualized throughout 2023 and the first two quarters of 2024 is a reflection of increased delinquencies noted as consumer behavior reverted to historical norms (similar to those experienced in periods prior to COVID-19) and decreases in the acquisition of new general purpose credit card receivables. Additionally, inflation, particularly as it relates to higher gas prices, negatively impacted some consumers' ability to make payments on outstanding loans and fees receivable. We noted improvements in this rate during the third and fourth quarters due to both improvements in consumer payment behavior and strong growth in our receivables base.

Despite expected marginal increases in delinquency rates as discussed above, we expect our overall combined principal net charge-off ratios to continue to decrease for 2025, when compared to the comparable prior period. These charge-off rates are expected to return to historically normalized levels, adjusted for the mix shift discussed above, and will benefit from planned growth in the underlying receivables which we expect will further reduce our combined principal net charge-off ratio. Our charge-off ratio has also been impacted due to (and will continue to be impacted by): 1) higher expected charge-off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, leading to periodic increases in combined principal net charge offs, (3) the aforementioned tightened underwriting standards that will slow the pace of growth in our receivables base, and (4) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of inflation pressures. While charge-offs associated with previously mentioned accounts enrolled in short-term payment deferrals had a negative impact on our Combined principal net charge-off ratio, annualized through the second quarter of 2024, they did not have a material impact on our consolidated statements of income as the majority of these accounts were already considered in our changes in fair value. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment. This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt as well as the addition of new funding facilities. Historically, we obtained lower cost financing with fixed interest rates, resulting in lower interest expense ratios. Increases in the federal funds borrowing rate in 2022 and 2023 have led to an increase in spreads for newly-originated debt and for that portion of debt which does not have fixed rates. As such, we have seen our Interest expense ratio, annualized increase throughout 2023 and 2024 and we expect the Interest expense ratio to increase when compared to prior quarters into 2025 as we replace existing financing arrangements with new ones at a higher cost of capital.

Net interest margin ratio, annualized. Our Net interest margin ratio, annualized represents the difference between our Total managed yield ratio, annualized, our Combined principal net charge-off ratio, annualized and our Interest expense ratio, annualized. Recent declines in this ratio, when compared to corresponding prior periods, relate primarily to recent increases in our principal net charge-offs as noted above. Given the above noted expectations for marginal improvements in our Combined principal net charge-off ratio, annualized, we expect this ratio to start to improve relative to corresponding periods in 2024. Changes in the mix shift of acquired receivables, noted above, will also lead to increases in the Net interest margin, annualized as the higher yielding receivables become a larger component of our total portfolio.

Average APR. The average annual percentage rate ("APR") charged to customers varies by receivable type, credit history and other factors. The APRs for receivables originated through our private label credit platform range from 0% to 36.0%. For general purpose credit card receivables, APRs range from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. For those receivables that did not contain fixed APRs we have seen some increases in rates charged, as the underlying rates are tied to the federal funds borrowing rate which increased in 2022 and 2023. Our average APRs for general purpose credit card receivables remained largely consistent throughout 2024 with some increases noted as new product, policy, and pricing changes were implemented which raised the APRs associated with new receivable acquisitions. We expect some continued improvements in our average APRs as newly acquired receivables with higher APRs become a larger part of our overall portfolio of receivables. Our average APRs for Private label credit fell throughout 2024 due to a shift in the overall portfolio mix towards private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. We expect this declining trend to continue, however, the timing and relative mix of receivables acquired could cause some minor fluctuations. We do not acquire or service receivables that have an APR above 36.0%.

Receivables purchased during period. Receivables purchased during period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented in 2024, our private label credit receivable purchases experienced overall growth, when compared to the same periods in 2023, largely based on the addition of new private label credit retail partners as well as growth within existing retail partnerships, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our issuing bank partners. We currently expect private label credit receivable acquisitions in 2025 to be consistent with those in 2024, although the timing of the receivable acquisitions may vary based on seasonal spending patterns by consumers and our retail partners overall sales cycles. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our issuing bank partners. As a result, the timing of new receivable acquisitions, particularly as it relates to general purpose credit cards, could be impacted in the short term. Nonetheless, we expect continued growth in the acquisition of these general purpose credit card receivables into 2025.

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

Non-GAAP Financial Measures

For reasons set forth above within our CaaS segment discussion, we also provide managed receivables-based financial, operating and statistical data for our Auto Finance segment. Reconciliation of the auto finance managed receivables data to GAAP data requires an understanding that our managed receivables data are based on billings and actual charge-offs as they occur, without regard to any changes in our allowance for credit losses. Similar to the managed calculation above, the average managed receivables used in the ratios below is calculated based on the quarter ending balances of consolidated receivables.

A reconciliation of our operating revenues and other income to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2024				2023
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Consumer loans, including past due fees	$9.6	$10.0	$10.4	$10.3	$10.1	$10.1	$9.7	$9.2
Fees and related income on earning assets	—	0.1	—	—	0.1	—	—	—
Other income	0.2	0.2	0.2	0.2	0.2	0.2	0.2	0.2
Total operating revenue and other income	9.8	10.3	10.6	10.5	10.4	10.3	9.9	9.4
Finance charge-offs	—	—	—	—	—	—	—	—
Total managed yield	$9.8	$10.3	$10.6	$10.5	$10.4	$10.3	$9.9	$9.4

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized follows (in millions):

	At or for the Three Months Ended
	2024				2023
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Gross charge-offs	$1.5	$3.1	$3.5	$1.8	$1.1	$0.9	$0.8	$1.0
Finance charge-offs (1)	—	—	—	—	—	—	—	—
Recoveries	(0.6)	(0.7)	(0.7)	(0.5)	(0.5)	(0.5)	(0.5)	(0.4)
Combined principal net charge-offs	$0.9	$2.4	$2.8	$1.3	$0.6	$0.4	$0.3	$0.6

(1)	Finance charge-offs are included as a component of our Provision for credit losses in the accompanying consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following tables:

	At or for the Three Months Ended
	2024
	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables
Period-end managed receivables (1)	$108,982		$110,638		$117,951		$122,321
30-59 days past due	$7,590	7.0%	$8,873	8.0%	$9,200	7.8%	$7,796	6.4%
60-89 days past due	$3,217	3.0%	$3,801	3.4%	$3,834	3.3%	$3,031	2.5%
90 or more days past due	$4,723	4.3%	$5,305	4.8%	$4,944	4.2%	$3,220	2.6%
Average managed receivables	$109,810		$114,295		$120,136		$120,183
Total managed yield ratio, annualized (2)	35.7%		36.0%		35.3%		34.9%
Combined principal net charge-off ratio, annualized (3)	3.3%		8.4%		9.3%		4.3%
Recovery ratio, annualized (4)	2.2%		2.4%		2.3%		1.7%

	At or for the Three Months Ended
	2023
	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables
Period-end managed receivables (1)	$118,045		$118,007		$115,055		$113,367
30-59 days past due	$9,421	8.0%	$8,627	7.3%	$8,070	7.0%	$6,145	5.4%
60-89 days past due	$3,373	2.9%	$3,278	2.8%	$3,047	2.6%	$1,977	1.7%
90 or more days past due	$3,542	3.0%	$2,607	2.2%	$1,699	1.5%	$1,942	1.7%
Average managed receivables	$118,026		$116,531		$114,211		$109,317
Total managed yield ratio, annualized (2)	35.2%		35.4%		34.7%		34.4%
Combined principal net charge-off ratio, annualized (3)	2.0%		1.7%		1.1%		2.2%
Recovery ratio, annualized (4)	1.7%		1.7%		1.8%		1.5%

(1)

Period-end managed receivables equal the corresponding amount of loans at amortized cost included in Note 2 "Significant Accounting Policies and Consolidated Financial Statement Components" in our consolidated financial statements.

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

Managed receivables. Recent stress noted at some dealer locations has resulted in higher than anticipated credit losses associated with floorplan loans. When coupled with increased delinquencies associated with the underlying consumers loans, we have experienced period over period declines in our managed receivables for the third and fourth quarter of 2024. We expect modest growth in the level of our managed receivables for 2025 although we may continue to be below managed receivables levels (when compared to the same periods in prior years ) for the next few quarters as we rebuild our receivables base and CAR expands within its current geographic footprint and continues plans for service area expansion. Although we continue to expand our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. We continually evaluate bulk purchases of receivables and experienced good growth in our receivables base throughout 2023 resulting from several bulk purchases; however, the timing and size of such purchases are difficult to predict.

Delinquencies and charge-offs. Delinquent loans reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date and are considered "past due". While we have experienced recent increases in our delinquency rates (and related charge-offs), we do not believe they will have a significantly adverse impact on our results of operations in 2025 as we have established appropriate reserves for these losses. Even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) and other collateral to protect against meaningful credit losses. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the second quarter of each year as seen above due to the benefits of strong payment patterns associated with tax refunds for many consumers.

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

Combined principal net charge-off ratio, annualized and recovery ratio, annualized. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined principal net charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. Increases in our Combined principal net charge-off ratios throughout 2023 are indicative of our charge off levels returning to historically normalized levels (i.e., those periods prior to COVID-19 and the related government stimulus programs). While we anticipate our charge offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined principal net charge-off ratio as was evidenced throughout 2024. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

Definitions of Certain Non-GAAP Financial Measures

Total managed yield ratio, annualized. Represents an annualized fraction, the numerator of which includes (as appropriate for each applicable disclosed segment) the: 1) finance charge and late fee income billed on all consolidated outstanding receivables and the amortization of merchant fees, collectively included in the consumer loans, including past due fees category on our consolidated statements of income; plus 2) credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), earned, amortized amounts of annual membership fees with respect to certain credit card receivables, collectively included in our fees and related income on earning assets category on our consolidated statements of income; plus 3) servicing, other income and other activities collectively included in our other revenue category on our consolidated statements of income; minus 4) finance charge and fee losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers. The denominator is our average managed receivables.

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

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term and longer-term refunding or refinancing needs as of December 31, 2024 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring April 10, 2025) that is secured by certain receivables and restricted cash	$14.5
Revolving credit facility (expiring March 29, 2025) that is secured by restricted cash	30.0
Class B preferred units issued to noncontrolling interests(1)	50.0
Total short term refinancing needs (within 12 months)	$94.5
Revolving credit facility (expiring July 20, 2026) that is secured by certain receivables and restricted cash	74.6
Revolving credit facility (expiring October 30, 2026) that is secured by certain receivables and restricted cash	49.8
Revolving credit facility (expiring December 1, 2026) that is secured by certain assets	36.1
Revolving credit facility (expiring July 15, 2027) that is secured by certain receivables and restricted cash	50.0
Revolving credit facility (expiring August 30, 2027) that is secured by certain receivables and restricted cash	12.5
Total long term refinancing needs (in excess of 12 months)	$223.0
Total refinancing needs	$317.5

1) In March 2025, we redeemed the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon.

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

In November 2021, we issued $150.0 million aggregate principal amount of 6.125% Senior Notes due 2026 (the "2026 Senior Notes"). The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the year ended December 31, 2024 and 2023 totaled $1.4 million and $1.4 million, respectively. We repurchased $0.4 million and $1.4 million of the outstanding principal amount of these 2026 Senior Notes in the year ended December 31, 2024 and 2023, respectively.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 2029 Senior Notes. In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the year ended December 31, 2024 totaled $0.8 million.

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

On August 10, 2022, the Company entered into an At Market Issuance Sales Agreement (the "Preferred Stock Sales Agreement") providing for the sale by the Company of up to an aggregate offering price of $100.0 million of our (i) Series B preferred stock and (ii) 2026 Senior Notes, from time to time through a sales agent, in connection with the Company's "at-the-market" offering program (the "Preferred Stock ATM Program"). On August 26, 2024, we amended and restated the Preferred Stock Sales Agreement to remove our 2026 Senior Notes and to include our 2029 Senior Notes under the Preferred Stock ATM Program. Further, on December 29, 2023, the Company entered into an At-The-Market Sales Agreement (the "Common Stock Sales Agreement") providing for the sale by the Company of its common stock, no par value per share (the "common stock"), up to an aggregate offering price of $50.0 million, from time to time to or through a sales agent, in connection with the Company’s Common Stock "at-the-market" offering program (the "Common Stock ATM Program"). Sales pursuant to both the Preferred Stock Sales Agreement and Common Stock Sales Agreement, if any, may be made in transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Global Select Market. The sales agents will make all sales using commercially reasonable efforts consistent with their normal trading and sales practices up to the amount specified in, and otherwise in accordance with the terms of, the placement notices.

During the years ended December 31, 2024 and 2023, we sold 44,618 shares and 53,727 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $1.1 million and $1.1 million, respectively. During the years ended December 31, 2024 and 2023, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During years ended December 31, 2024 and 2023, we sold $24.9 million and $0, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $24.6 million and $0, respectively.

During the year ended December 31, 2024, we sold 125,000 common shares under the Company’s Common Stock ATM Program for net proceeds of $7.1 million. During the year ended December 31, 2023, no common shares were sold under the Company’s Common Stock ATM Program.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B preferred units may, at its election and with notice, require the Company to redeem part or all of such holder’s Class B preferred units for cash at $1.00 per unit, on or after October 14, 2024. The proceeds from the transaction were used for general corporate purposes. The Company has the right to redeem the Class B preferred units at any time with notice. During the year ended December 31, 2024, we redeemed 50.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 5, "Redeemable Preferred Stock" and Note 13, "Net Income Attributable to Controlling Interests Per Common Share" to our consolidated financial statements for more information.

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

At December 31, 2024, we had $375.4 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the years ended December 31, 2024 and 2023 are as follows:

•

During the year ended December 31, 2024, we generated $469.4 million of cash flows from operations compared to our generation of $459.3 million of cash flows from operations during the year ended December 31, 2023. While payment rates for our consumers stayed consistent period over period, we experienced an increase in cash provided by operating activities principally related to finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables. Most of this change was due to growth in the underlying receivables (and collections thereon) along with the implementation of new product and pricing changes, which effectively increased the minimum payment amounts required by consumers.

•

During the year ended December 31, 2024, we used $747.0 million of cash from our investing activities, compared to use of $672.2 million of cash from investing activities during the year ended December 31, 2023. This increase in cash used is primarily due to marginal increases in the level of net investments in private label credit and general purpose credit card receivables relative to the same period in 2023. For the year ended December 31, 2024, we purchased $2.6 billion in private label and general purpose credit card receivables compared to $2.4 billion for the year ended December 31, 2023. As we continue to grow our receivables base, we would expect for purchases of new receivables to outpace payments thereon throughout 2025.

•

During the year ended December 31, 2024, we generated $393.6 million of cash from financing activities, compared to our generating $163.3 million of cash from financing activities during the year ended December 31, 2023. The increase in cash generated is primarily due to the issuance of $142.2 million of 2029 Senior Notes (for net proceeds of $135.3 million after issuance costs) and $7.2 million of common stock (for net proceeds of $7.1 million after issuance costs), both during the year ended December 31, 2024. Offsetting this increase was the repurchase and retirement of 50.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. Additionally, we repaid a $17.4 million term note in August 2024. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. For the year ended December 31, 2024, when compared to the year ended December 31, 2023, these net draws on debt facilities increased $126.3 million to fund growth in the underlying receivables. As discussed above, we expect to have continued growth in our receivables base and as a result, expect to continue raising additional capital to fund these acquisitions. Additionally, we purchased and retired $17.7 million of our common stock during the year ended December 31, 2023 pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations with no corresponding purchases of common stock for the year ended December 31, 2024.

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

Measurements for Loans at Fair Value

Our valuation of loans at fair value is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. Our valuation model uses inputs that are not observable but reflect our best estimates of the assumptions a market participant would use to calculate fair value and are primarily based on historical performance of similar receivables. These internally-developed estimates of assumptions third-party market participants would use in determining fair value include estimates of gross yield billed by our bank partner, payment rates by consumers, expected credit loss rates due to nonpayment on the receivables, expected servicing costs to collect cash flows, and discount rates which estimate required returns by a purchaser of expected cash flows. We forecast our cash flows based on the individual offer type (for both general purpose credit cards and private label credit) or if two or more offer types share similar performance criteria we may further aggregate those receivables into a single pool for evaluation. While product return requirements among different offers is similar, the individual product offerings (APR, merchant fees, annual fees, etc.) necessary to achieve those returns is often unique to each offer and retailer based on several factors including acceptance rates of the offers by consumers and consumer performance data which often varies by offer type. For each of these identified pools, valuation models are then used to calculate a stream of expected cash flows which are then discounted to derive a net present value.

The estimates for the above mentioned assumptions significantly affect the reported amount (and changes thereon) of our loans at fair value on our consolidated balance sheets and consolidated statements of income. For a qualitative summary of how certain key inputs (derived from the above assumptions) to our valuation model have changed since December 31, 2023, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, both included in this report. For more information regarding the potential impact that changes in these key inputs might have on our Income before income taxes on our Consolidated Statements of Operations, refer to Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" included elsewhere in this report.

Allowance for credit losses

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish allowance for credit losses as an estimate of the expected credit losses inherent with those loans, interest and fees receivable that we do not report at fair value. Our loans at amortized cost consist of smaller-balance, homogeneous loans in our Auto Finance segment. These loans are further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for credit losses using reasonable and supportable forecasts that analyze some or all of the following attributes unique to each type of receivable pool: historical loss rates on similar loans; current delinquency and roll-rate trends which may indicate consumer loss rates in excess or less than those which historical trends might suggest; the effects of changes in the economy on consumers such as inflation or other macroeconomic changes; changes in underwriting criteria; unfunded commitments (to the extent they are unconditional), and estimated recoveries. The aforementioned inputs are calculated using historical trends over the most recent two year period, and adjusted as needed for current trends and reasonable and supportable forecasts. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. To the extent that actual results differ from our estimates of credit losses on loans at amortized cost, our results of operations and liquidity could be materially affected.

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

All of our Auto Finance segment’s loans receivable are fixed rate amortizing loans and typically are not eligible to be repriced. As such, we incur interest rate risks within our Auto Finance segment because funding under our structured financing facilities is priced at a spread over a floating rate benchmark. In a rising rate environment, our net interest margin between a floating cost of funds and a fixed rate interest income stream may become compressed. We believe we are able to effectively mitigate this risk due to the short term nature of many of our CAR receivables and the ability to adjust pricing on new receivable purchases.

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

		Impact on Pre-Tax earnings if Interest Rates:
	As of December 31, 2024	Increase 100 Basis Points	Decrease 100 Basis Points
Notes payable subject to interest rate risk	$407.5	$(4.1)	$4.1

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of December 31, 2024, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by 10% for the next 12 months. The sensitivity does not factor in other associative impacts that could occur in such a scenario. This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross. Actual results could differ materially from these estimates:

		Impact if Credit Loss Rates:
	As of December 31, 2024	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$2,630.3	$2,542.6	$2,718.0
Loans at amortized cost, net	$84.3	$83.8	$84.8
Income (loss) before income taxes		$(88.2)	$88.2

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of December 31, 2024, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in required market rates of return by 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included all of our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross. Actual results could differ materially from these estimates:

		Impact if Discount Rates:
	As of December 31, 2024	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$2,630.3	$2,573.7	$2,689.1
Income (loss) before income taxes		$(56.6)	$58.8

Payment Risk

Payment risk reflects the risk that changes in the economy could result in reduced payment rates on our receivables, impacting the timing of expected payments from consumers. In a strong economy, consumers' incomes may increase, potentially resulting in increased payment rates. In a weak economy, consumers' incomes may decrease, potentially resulting in decreased payment rates. Reductions in the payment rates mean it will take us longer to collect the underlying cash flows, potentially reducing the fair value of the receivable. Conversely, increases in the payment rate shorten the time period to collect the underlying cash flows, potentially increasing the fair value of the receivable. Similar to our credit risk, we believe this risk is mitigated by our deep experience in customer service and collections from over 25 years of operations. We may also take active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates if results indicate a possible exposure.

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of December 31, 2024, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in payment rates by 10% for the next 12 months. The sensitivity does not factor in other associative impacts that could occur in such a scenario. This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included only our loans, interest and fees receivable, at fair value. Actual results could differ materially from these estimates:

		Impact if Payment Rates:
	As of December 31, 2024	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$2,630.3	$2,831.8	$2,428.8
Income (loss) before income taxes		$201.5	$(201.5)

Counterparty Risk

We are subject to risk if a counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to acquire loans. We seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of December 31, 2024, we had total borrowings associated with our loans at fair value and our loans at amortized cost of $2.2 billion. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding and Capital Resources" and Note 10 "Notes Payable" to our consolidated financial statements included herein for further information on our outstanding Notes Payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements in Item 15, "Exhibits and Financial Statement Schedules."

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 1, 2024, Atlanticus Holdings Corporation dismissed BDO USA, P.C. (“BDO”) as its independent registered public accounting firm and appointed Deloitte & Touche LLP (“Deloitte”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2024. The decision to dismiss BDO and appoint Deloitte was approved by the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company.

BDO’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2023 and 2022 and the effectiveness of Atlanticus’ internal control over financial reporting did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through April 1, 2024, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K (“Regulation S-K”) under the Securities Exchange Act of 1934, as amended, and the related instructions) between the Company and BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BDO’s satisfaction, would have caused BDO to make reference to the subject matter of the disagreements in connection with its report on the Company’s consolidated financial statements for such years, and (ii) no “reportable events” (within the meaning of Item 304(a)(1)(v) of Regulation S-K), other than, as previously disclosed, a material weakness in the Company’s internal control over financial reporting at June 30, 2023, March 31, 2023 and December 31, 2022. The material weakness related to the implementation of effective review controls and retention of sufficient documentary evidence to support the precision of review over the development of cash flow forecasts used in the calculation of the fair value estimate of loans, interest and fees receivable at fair value. The material weakness described above did not result in a misstatement to the Company’s annual or interim consolidated financial statements. As of September 30, 2023, the Company had remediated the material weakness. This reportable event was discussed among the Company’s management, the Audit Committee and BDO. BDO has been authorized by the Company to respond fully to the inquiries of Deloitte, the successor accountant, concerning this reportable event.

A copy of BDO’s letter addressed to the SEC stating whether or not it agrees with the statements made by the Company dated April 4, 2024, is filed as Exhibit 16.1 hereto.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through April 1, 2024, neither the Company nor anyone acting on its behalf has consulted with Deloitte regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or the effectiveness of internal control over financial reporting, and neither a written report nor oral advice was provided to the Company that Deloitte concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weakness in our internal control over financial reporting identified below.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements as filed in the Form 10-K, and such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Accordingly, there are no changes to the Company’s previously reported consolidated financial statements.

Management’s Report on Internal Control over Financial Reporting

Management of Atlanticus Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Act) for Atlanticus Holdings Corporation and our subsidiaries. Our management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013 framework).

In Management’s Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, as a result of the material weakness described below, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024, based on criteria in the COSO 2013 framework.

As of December 31, 2024, the Company’s management determined a material weakness in its internal control over financial reporting exists related to management’s failure to adequately design and implement internal controls to determine whether or not each of the inputs into the Company’s valuation model for its Loans at fair value were consistent with U.S. GAAP.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report which expresses an adverse opinion on the Company’s internal control over financial reporting as of December 31, 2024, which is included below.

Remediation Plan

The Company’s management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, with the oversight of the Audit Committee of the Board of Directors, evaluated the material weakness described above and designed a remediation plan to enhance the Company’s internal control environment. To remediate the material weakness, the Company’s management will implement a new control designed to evaluate the appropriateness in accordance with U.S. GAAP of all inputs used in the Company’s valuation model for its Loans at fair value. We will assess the ongoing operating effectiveness of the newly designed control in future periods. The material weakness cannot be considered remediated until the applicable control has operated for a sufficient period of time and we have concluded, through testing, that this control is operating effectively.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, except for the material weakness identified above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Atlanticus Holdings Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Atlanticus Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 13, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: Management failed to adequately design and implement internal controls to determine whether each of the inputs into the Company’s valuation model for its Loans at fair value were consistent with generally accepted accounting principles. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Atlanta, GA

March 13, 2025

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Shareholders in the sections entitled "Proposal One: Election of Directors," "Executive Officers of Atlanticus," "Delinquent Section 16(a) Reports" and "Corporate Governance" and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Shareholders in the section entitled "Executive and Director Compensation" and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Shareholders in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Shareholders in the sections entitled "Related Party Transactions" and "Corporate Governance" and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Shareholders in the section entitled "Auditor Fees" and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
3.1	Amended and Restated Articles of Incorporation	November 8, 2022, Form 10-Q, exhibit 3.1
3.1(a)	Articles of Amendment Establishing Cumulative Convertible Preferred Stock, Series A (included as Exhibit B to Exhibit 3.1 hereto)	November 8, 2022, Form 10-Q, exhibit 3.1
3.1(b)	Amended and Restated Articles of Amendment Establishing the 7.625% Series B Cumulative Perpetual Preferred Stock (included as Exhibit C to Exhibit 3.1 hereto)	November 8, 2022, Form 10-Q, exhibit 3.1
3.2	Amended and Restated Bylaws (as amended through May 12, 2017)	May 16, 2017, Form 8-K, exhibit 3.2
4.1	Description of Atlanticus Holdings Corporation's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	March 4, 2024, Form 10-K, exhibit 4.1
4.2	Form of common stock certificate	March 30, 2016, Form 10-K, exhibit 4.1
4.3	Indenture, dated as of November 22, 2021, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	November 22, 2021, Form 8-K, exhibit 4.1
4.3(a)	First Supplemental Indenture, dated as of November 22, 2021, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	November 22, 2021, Form 8-K, exhibit 4.2
4.3(b)	Form of 6.125% Senior Notes due 2026 (included in Exhibit 4.3(a)	November 22, 2021, Form 8-K, exhibit 4.3
4.3(c)	Second Supplemental Indenture, dated as of January 30, 2024, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association, as trustee	February 2, 2024, Form 8-K, exhibit 4.1
4.3(d)	Form of Additional 6.125% Senior Notes due 2026 (included in Exhibit 4.3(c))	February 2, 2024, Form 8-K, exhibit 4.2
4.3(e)	Third Supplemental Indenture, dated as of January 30, 2024, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association, as trustee	January 30, 2024, Form 8-K, exhibit 4.1
4.3(f)	Form of 9.25% Senior Notes due 2029 – Initial Offering (included in Exhibit 4.3(e))	January 30, 2024, Form 8-K, exhibit 4.2
4.3(g)	Fourth Supplemental Indenture, dated as of July 26, 2024, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association, as trustee	July 30, 2024, Form 8-K, exhibit 4.1
4.3(h)	Form of 9.25% Senior Notes due 2029 – Add-On Offering (included in Exhibit 4.3(g))	July 30, 2024, Form 8-K, exhibit 4.2
4.3(i)	Fifth Supplemental Indenture, dated as of August 26, 2024, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association, as trustee	August 26, 2024, Form 8-K, exhibit 4.1
4.3(j)	Form of 9.25% Senior Notes due 2029 – ATM Offering (included in Exhibit 4.3(i))	August 26, 2024, Form 8-K, exhibit 4.2
10.1**	Stockholders Agreement dated as of April 28, 1999	January 18, 2000, Form S-1, exhibit 10.1
10.2†	Fourth Amended and Restated 2014 Equity Incentive Plan	April 11, 2019, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2(a)†	Form of Restricted Stock Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.2
10.2(b)†	Form of Restricted Stock Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.3
10.2(c)†	Form of Stock Option Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.4
10.2(d)†	Form of Stock Option Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.5
10.2(e)†	Form of Restricted Stock Unit Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.6
10.2(f)†	Form of Restricted Stock Unit Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.7
10.3†	Second Amended and Restated Employee Stock Purchase Plan	April 10, 2018, Definitive Proxy Statement on Schedule 14A, Appendix A
10.4†	Amended and Restated Employment Agreement, dated March 18, 2021, between Atlanticus Holdings Corporation and David G. Hanna	May 14, 2021, Form 10-Q, exhibit 10.1
10.5†	Amended and Restated Employment Agreement, dated March 18, 2021, between Atlanticus Holdings Corporation and Jeffrey A. Howard	May 14, 2021, Form 10-Q, exhibit 10.2
10.6†	Employment Agreement for William R. McCamey	March 28, 2014, Form 10-K, exhibit 10.8
10.7†	Amended and Restated Consultant Agreement, dated May 1, 2020, between Atlanticus Services Corporation and Denise M. Harrod	May 14, 2021, Form 10-Q, exhibit 10.4
10.8†	Outside Director Compensation Package	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.9	Assumption Agreement dated June 30, 2009 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Atlanticus Services Corporation (formerly CompuCredit Corporation)	July 7, 2009, Form 8-K, exhibit 10.1
10.10	Master Indenture for Perimeter Master Note Business Trust, dated February 8, 2017, among Perimeter Master Note Business Trust, U.S. Bank National Association and Atlanticus Services Corporation	May 15, 2017, Form 10-Q, exhibit 10.1
10.11*

Purchase Agreement, dated February 8, 2017, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Atlanticus Services Corporation and Perimeter Master Note Business Trust

March 15, 2022, Form 10-K, exhibit 10.11(k)
10.11(a)*	First Amendment to Purchase Agreement, dated June 11, 2018, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(k)
10.11(b)*	Second Amendment to Purchase Agreement, dated November 16, 2018, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(l)
10.11(c)	Third Amendment to Purchase Agreement, dated November 13, 2019, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(m)
10.11(d)*	Fourth Amendment to Purchase Agreement, dated January 23, 2020, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(n)
10.11(e)*	Purchase Agreement, dated November 16, 2018, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(o)
10.11(f)	First Amendment to Purchase Agreement, dated November 13, 2019, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(p)
10.11(g)*	Second Amendment to Purchase Agreement, dated January 23, 2020, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(q)
10.11(h)	Trust Agreement, dated February 8, 2017, between Perimeter Funding Corporation and Wilmington Trust, National Association	May 15, 2017, Form 10-Q, exhibit 10.1(c)
10.11(i)	First Amendment to Trust Agreement, dated June 11, 2018, between Perimeter Funding Corporation and Wilmington Trust, National Association	March 30, 2020, Form 10-K, exhibit 10.11(u)
10.12	Master Indenture for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018, among Fortiva Retail Credit Master Note Business Trust, U.S. Bank National Association and Access Financing, LLC	March 27, 2019, Form 10-K, exhibit 10.12
10.12(a)*	Series 2018-One Indenture Supplement for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018	March 4, 2024, Form 10-K, exhibit 10.12(a)
10.12(b)	Amended and Restated Trust Agreement, dated November 9, 2018, between FRC Funding Corporation and Wilmington Trust, National Association	March 27, 2019, Form 10-K, exhibit 10.12(b)

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.13	Amended and Restated Program Management Agreement, dated April 1, 2020, between The Bank of Missouri and Atlanticus Services Corporation	August 14, 2020, Form 10-Q, exhibit 10.1
10.13(a)	First Amendment to Amended and Restated Program Management Agreement, dated June 30, 2020, between The Bank of Missouri and Atlanticus Services Corporation	August 14, 2020, Form 10-Q, exhibit 10.1(a)
10.13(b)*	Amended and Restated Receivable Sales Agreement, dated April 1, 2020, between The Bank of Missouri and Fortiva Funding, LLC	August 14, 2020, Form 10-Q, exhibit 10.2
10.13(c)	First Amendment to Amended and Restated Receivable Sales Agreement, dated June 30, 2020, between The Bank of Missouri and Fortiva Funding, LLC	August 14, 2020, Form 10-Q, exhibit 10.2(a)
10.13(d)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Atlanticus Services Corporation and The Bank of Missouri	May 14, 2019, Form 10-Q, exhibit 10.2(b)
10.13(e)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Fortiva Funding, LLC and The Bank of Missouri	May 14, 2019, Form 10-Q, exhibit 10.2(c)
10.14*	Amended and Restated Operating Agreement of Access Financial Holdings, LLC, dated November 14, 2019	March 30, 2020, Form 10-K, exhibit 10.15
10.15	Amended and Restated At Market Issuance Sales Agreement, dated August 26, 2024, between Atlanticus Holdings Corporation and B. Riley Securities, Inc.	August 26, 2024, Form 8-K, exhibit 1.1
10.16	At-The-Market Sales Agreement, dated December 29, 2023, between Atlanticus Holdings Corporation and BTIG, LLC	January 2, 2024, Form 8-K, exhibit 1.1
16.1	Letter of BDO USA, P.C. to the SEC dated April 4, 2024	April 5, 2024, Form 8-K, exhibit 16.1
19.1	Atlanticus Holdings Corporation Policy Statement Regarding Securities Trading	March 4, 2024, Form 10-K, exhibit 19.1
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
23.2	Consent of BDO USA, P.C.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
97.1	Atlanticus Holdings Corporation Clawback Policy	March 4, 2024, Form 10-K, exhibit 97.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract, compensatory plan or arrangement.
*	Certain portions of this document have been omitted because they are both not material and are the type that the Company treats as private or confidential.
**	Filed under CompuCredit Corporation (now Atlanticus Services Corporation) (File No. 000-25751), our predecessor issuer.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 13, 2025.

Atlanticus Holdings Corporation

By:	/s/ Jeffrey A. Howard
Jeffrey A. Howard President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jeffrey A. Howard Jeffrey A. Howard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2025

/s/William R. McCamey William R. McCamey	Chief Financial Officer (Principal Financial Officer)	March 13, 2025

/s/Mitchell C. Saunders Mitchell C. Saunders	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2025

/s/David G. Hanna David G. Hanna	Executive Chairman of the Board	March 13, 2025

/s/Denise M. Harrod Denise M. Harrod	Director	March 13, 2025

/s/Deal W. Hudson Deal W. Hudson	Director	March 13, 2025

/s/Dennis H. James Dennis H. James	Director	March 13, 2025

/s/Joann G. Jones Joann G. Jones	Director	March 13, 2025

/s/Mack F. Mattingly Mack F. Mattingly	Director	March 13, 2025

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Atlanticus Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Atlanticus Holdings Corporation and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of income, cash flows, and shareholders' equity and temporary equity, for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2025, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Loans at Fair Value – Refer to Notes 2 and 6 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company has elected the fair value option for Loans at fair value within its Credit as a Service (CaaS) segment, which are valued at $2,630.3 million at December 31, 2024. The estimation of Loans at fair value uses internally developed discounted cash flow models that use inputs that are unobservable and are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. Significant unobservable inputs used in the valuation methodology include estimates of future charge-off rates and recovery rates (collectively, “credit losses”), payment rates, yields earned on credit card receivables (“fees assumption”), and servicing cost, as well as the discount rate.

Given management uses complex internally developed models and unobservable inputs to estimate Loans at fair value, performing audit procedures to evaluate management’s estimate of the Loans at fair value within the CaaS segment required a high degree of auditor judgment and subjectivity and increased extent of effort, including the need to involve our internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Loans at Fair value within the CaaS segment included the following, among others:

●

With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, including developing a range of independent estimates, and comparing those to the discount rate selected by management.

●

For the significant unobservable inputs used in the valuation model including estimates of future charge-off rates and recovery rates (collectively, “credit losses”), payment rates, yields earned on credit card receivables (“fees assumption”), and servicing cost, we performed a quarterly retrospective review of the prior period forecast to actual value.

●	With the assistance of our fair value specialists, we developed a range of independent estimates of loan fair value and compared the Company’s recorded fair value of loans to this range.

/s/ Deloitte & Touche LLP

Atlanta, GA

March 13, 2025

We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Atlanticus Holdings Corporation

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Atlanticus Holdings Corporation (the “Company”) as of December 31, 2023, the related consolidated statements of income, shareholders’ equity and temporary equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We served as the Company's auditor from 2002 to 2024.

Atlanta, Georgia

March 4, 2024

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	December 31,
	2024	2023

Assets
Unrestricted cash and cash equivalents (including $140.2 million and $158.0 million associated with variable interest entities at December 31, 2024 and December 31, 2023, respectively)	$375,416	$339,338
Restricted cash and cash equivalents (including $98.8 million and $20.5 million associated with variable interest entities at December 31, 2024 and December 31, 2023, respectively)	124,220	44,315
Loans at fair value (including $2,542.9 million and $2,128.6 million associated with variable interest entities at December 31, 2024 and December 31, 2023, respectively)	2,630,274	2,173,759
Loans at amortized cost, net (including $4.9 million and $1.8 million of allowance for credit losses at December 31, 2024 and December 31, 2023, respectively; and $19.8 million and $17.9 million of deferred revenue at December 31, 2024 and December 31, 2023, respectively)	84,332	98,425
Property at cost, net of depreciation	10,519	11,445
Operating lease right-of-use assets	13,878	11,310
Prepaid expenses and other assets	32,068	27,853
Total assets	$3,270,707	$2,706,445
Liabilities
Accounts payable and accrued expenses	$72,088	$61,634
Operating lease liabilities	24,188	20,180
Notes payable, net (including $2,128.0 million and $1,795.9 million associated with variable interest entities at December 31, 2024 and December 31, 2023, respectively)	2,199,448	1,861,685
Senior notes, net	281,552	144,453
Income tax liability	114,068	85,826
Total liabilities	2,691,344	2,173,778

Commitments and contingencies (Note 10)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding (liquidation preference - $40.0 million) at December 31, 2024 and December 31, 2023 (Note 5) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 5)	50,000	100,250

Shareholders' Equity
Series B preferred stock, no par value, 3,301,179 shares issued and outstanding at December 31, 2024 (liquidation preference - $82.5 million); 3,256,561 shares issued and outstanding at December 31, 2023 (liquidation preference - $81.4 million) (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 14,904,192 and 14,603,563 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Paid-in capital	98,278	87,415
Retained earnings	394,628	307,260
Total shareholders’ equity attributable to Atlanticus Holdings Corporation	492,906	394,675
Noncontrolling interests	(3,543)	(2,258)
Total equity	489,363	392,417
Total liabilities, shareholders' equity and temporary equity	$3,270,707	$2,706,445

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	For the Year Ended
	December 31,
	2024	2023
Revenue and other income:
Consumer loans, including past due fees	$979,814	$879,123
Fees and related income on earning assets	269,771	238,775
Other revenue	60,370	37,348
Total operating revenue and other income	1,309,955	1,155,246
Other non-operating income	1,489	630
Total revenue and other income	1,311,444	1,155,876

Interest expense	(160,173)	(109,342)
Provision for credit losses	(16,368)	(2,152)
Changes in fair value of loans	(733,471)	(689,577)
Net margin	401,432	354,805

Operating expenses:
Salaries and benefits	(50,143)	(43,906)
Card and loan servicing	(118,400)	(100,620)
Marketing and solicitation	(56,186)	(52,421)
Depreciation	(2,715)	(2,560)
Other	(35,411)	(26,740)
Total operating expenses	(262,855)	(226,247)
Income before income taxes	138,577	128,558
Income tax expense	(28,471)	(26,604)
Net income	110,106	101,954
Net loss attributable to noncontrolling interests	1,190	891
Net income attributable to controlling interests	111,296	102,845
Preferred stock and preferred unit dividends and discount accretion	(23,928)	(25,198)
Net income attributable to common shareholders	$87,368	$77,647
Net income attributable to common shareholders per common share—basic	$5.92	$5.35
Net income attributable to common shareholders per common share—diluted	$4.77	$4.24

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Temporary Equity

For the Years Ended December 31, 2024 and 2023

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2023	3,204,640	$—	14,453,415	$—	$121,996	$204,415	$(1,371)	$325,040	$40,000	$99,950
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(300)	—	—	(300)	—	300
Discount associated with repurchase of preferred stock	—	—	—	—	16	—	—	16	—	—
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	(2,400)	—	—	(2,400)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	(6,211)	—	—	(6,211)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	(16,303)	—	—	(16,303)	—	—
Stock option exercises and proceeds related thereto	—	—	576,758	—	3,405	—	—	3,405	—	—
Compensatory stock issuances, net of forfeitures	—	—	148,546	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	53,727	—	—	—	1,118	—	—	1,118	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Stock-based compensation costs	—	—	—	—	3,783	—	—	3,783	—	—
Redemption and retirement of preferred shares	(1,806)	—	—	—	(45)	—	—	(45)	—	—
Redemption and retirement of common shares	—	—	(575,156)	—	(17,644)	—	—	(17,644)	—	—
Net income (loss)	—	—	—	—	—	102,845	(891)	101,954	—
Balance at December 31, 2023	3,256,561	$—	14,603,563	$—	$87,415	$307,260	$(2,258)	$392,417	$40,000	$100,250
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	—	(250)	—	(250)	—	250
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(2,400)	—	(2,400)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(6,274)	—	(6,274)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(15,004)	—	(15,004)	—	—
Stock option exercises and proceeds related thereto	—	—	49,682	—	984	—	—	984	—	—
Compensatory stock issuances, net of forfeitures	—	—	205,301	—	—	—	—	—	—	—
Issuance of common stock	—	—	125,000	—	7,074	—	—	7,074	—	—
Issuance of series B preferred stock, net	44,618	—	—	—	1,082	—	—	1,082	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(148)	(148)	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	53	53	—	—
Stock-based compensation costs	—	—	—	—	3,897	—	—	3,897	—	—
Redemption and retirement of preferred shares and preferred units	—	—	—	—	—	—	—	—	—	(50,500)
Redemption and retirement of common shares	—	—	(79,354)	—	(2,174)	—	—	(2,174)	—	—
Net income (loss)	—	—	—	—	—	111,296	(1,190)	110,106	—	—
Balance at December 31, 2024	3,301,179	$—	14,904,192	$—	$98,278	$394,628	$(3,543)	$489,363	$40,000	$50,000

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2024	2023
Operating activities
Net income	$110,106	$101,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	5,187	4,043
Provision for credit losses	16,368	2,152
Deferred income tax expense	30,493	37,825
Income from accretion of discount associated with Loans at amortized cost, net	(25,344)	(23,375)
Income from merchant fees associated with Loans at fair value	(144,344)	(123,505)
Changes in fair value of loans	733,471	689,577
Change in bank partner fees carried at fair value	1,448	—
Amortization of debt issuance costs	11,828	7,179
Stock-based compensation costs	3,897	3,783
Changes in assets and liabilities:
Decrease in lease liability	(3,014)	(1,871)
Increase in uncollected fees on earning assets	(269,914)	(247,353)
Increase (decrease) in income tax liability	(2,251)	(12,688)
(Decrease) increase in accounts payable and accrued expenses	2,535	18,414
Other	(1,061)	3,182
Net cash provided by operating activities	469,405	459,317

Investing activities
Proceeds from recoveries on charged off receivables	44,109	51,578
Investments in earning assets	(2,628,894)	(2,516,359)
Proceeds from earning assets	1,839,543	1,796,570
Purchases and development of property	(1,789)	(3,992)
Net cash used in investing activities	(747,031)	(672,203)

Financing activities
Noncontrolling interests contributions	53	4
Noncontrolling interests distributions	(148)	—
Proceeds from issuance of common stock	7,074	—
Proceeds from issuance of Series B preferred stock, net of issuance costs	1,082	1,118
Preferred stock and preferred unit dividends	(25,741)	(24,910)
Proceeds from exercise of stock options	984	3,405
Purchase and retirement of outstanding stock and preferred units	(52,674)	(17,673)
Proceeds from issuance of Senior notes, net of issuance costs	135,252	—
Proceeds from borrowings	893,971	955,278
Repayment of borrowings	(566,244)	(753,877)
Net cash provided by financing activities	393,609	163,345
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	—	2
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	115,983	(49,539)
Cash and cash equivalents and restricted cash equivalents at beginning of period	383,653	433,192
Cash and cash equivalents and restricted cash equivalents at end of period	$499,636	$383,653
Cash and cash equivalents, and restricted cash and cash equivalents at end of period
Unrestricted cash and cash equivalents	$375,416	$339,338
Restricted cash and cash equivalents	124,220	44,315
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$499,636	$383,653
Supplemental cash flow information
Cash paid for interest	$145,669	$99,450
Cash paid for income taxes, net of refunds	$229	$1,467
Accretion of discount associated with issuance of subsidiary equity	$250	$300
(Decrease) increase in accrued and unpaid preferred stock and preferred unit dividends	$(2,063)	$4

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

In these Notes to Consolidated Financial Statements, "receivables" or "loans" typically refer to receivables we have purchased from our bank partners or from other third parties.

We are principally engaged as a program manager, providing a technology platform and corresponding services to lenders in the U.S. to assist those lenders with offering products to consumers. These lenders pay us a fee and, in most circumstances, the lenders are then obligated to sell us the receivables they generate from these products. We acquire these receivables for the principal amount of the loan. For certain of our receivables, we also receive merchant fees from our retail partners that are used to enhance our returns for those receivables.

We compensate our bank partners monthly for the regulatory oversight they provide associated with our acquired receivables, the underlying accounts of which they continue to own and service. This compensation is based on both fixed and variable components dependent on the underlying performance of the acquired receivables (collectively, "Bank partner fees"). As we are obligated to compensate our bank partners for the duration of the underlying account, we recognize the fair value of these Bank partner fees within Card and loan servicing on the accompanying Consolidated Statements of Income on the date we acquire the underlying receivable.

We service the underlying receivables on behalf of our bank partners by providing and/or managing the ongoing customer service activities in the form of processing payments, providing regular notices of statement activity, and resolving customer complaints, billing disputes, and fraud claims. Our bank partners continue to own the underlying consumer accounts that they originate and provide regulatory oversight in the form of reviewing, approving the development of consumer finance programs and approving all related marketing materials, establishing the policies and procedures that govern the operation of the consumer finance programs, reviewing and approving customer complaint correspondence, performing ongoing compliance monitoring and testing and audits of the consumer finance programs, and providing settlement services between us and our retail partners. From time to time, we also purchase receivables portfolios from third parties other than our bank partners. These products and services are reported through two reportable segments, Credit as a Service ("CaaS") and Auto Finance.

Within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $42 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. Our general purpose credit cards use the Aspire, Imagine and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing that focus exclusively on consumers with higher FICO scores. Atlanticus’ decisioning platform is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

We also report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with notes receivable and equity investments previously made in consumer technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded, and the carrying values of our investments in these companies are not material.

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

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements. The consolidated financial statements furnished have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables, significantly affect the reported amount (and changes thereon) of our Loans at fair value on our consolidated balance sheets and consolidated statements of income.

In the fourth quarter of 2024, we revised our methodology to correct the cumulative impact of an error in the discounted cash flow analysis used in the calculation of our Loans at fair value. This revision removed the impacts of cash flows associated with subsequent purchases associated with consumer receivables and cash flows on related merchant fees. These changes in the calculation of our Loans at fair value did not result in a restatement of our consolidated financial statements in prior periods due to the immateriality of this error on prior period results. Additionally, we revised the presentation of our consolidated statement of shareholders’ equity and temporary equity to present the preferred stock and preferred unit dividends on an individual instrument basis, including the dividends per share. Finally, we revised the presentation of our consolidated statement of cash flows to (1) present the income from accretion of discounts associated with loans from amortized cost, net separate from the income from merchant fees associated with loans at fair value, (2) include a reconciliation of the unrestricted cash and cash equivalents and restricted cash and cash equivalents to arrive at the ending cash and cash equivalents and restricted cash at end of period and 3) reclassify lease liability payments to Decrease in lease liability below changes in assets and liabilities. These changes in presentation had no effect on our consolidated total equity or consolidated net cash provided by operating activities or ending cash and cash equivalents and restricted cash, and our historical consolidated statement of shareholders’ equity and temporary equity and consolidated statement of cash flows were revised for consistent presentation. Certain disclosures have been revised to conform to current year presentation.

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

Restricted Cash and Cash Equivalents

Restricted cash includes certain collections on loans, interest and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash balances also include minimum cash balances held in accounts at the request of certain of our business partners.

Loans, Interest and Fees Receivable

We maintain two categories of Loans on our consolidated balance sheets: those that are carried at fair value (Loans at fair value) and those that are carried at net amortized cost (Loans at amortized cost). For our Loans at fair value (within our CaaS segment), interest and fees are discontinued when the receivable becomes contractually 90 or more days past due. For our Loans at amortized cost (within our Auto Finance segment), we continue interest and fee billings until the time of charge off if there is adequate value associated with the underlying asset serving as collateral for the receivable. Once a loan discontinues accruing interest and fees it is ineligible to return to accrual status. We charge off receivables underlying our Loans at fair value, against our Changes in fair value of loans, when they become contractually more than 180 days past due, or 120 days past due if they are enrolled in an installment loan product. We charge off our Loans at amortized cost receivables, against our Allowance for credit losses, when they become contractually between 120 and 180 days past due. For all of our receivables portfolios, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or estate large enough to pay the debt in full.

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

Under the fair value option, fees such as annual fees are taken into income when billed to the consumer or upon loan acquisition and any cost associated with the loan acquisition are expensed in the period incurred. The Company estimates the fair value of the loans using a discounted cash flow model, which considers various unobservable inputs such as credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables. The Company re-evaluates the fair value of loans receivable at the close of each measurement period. Changes in the fair value of loans are recorded as a component of "Changes in fair value of loans" in the consolidated statements of income in the period of the fair value changes. Changes in the fair value of loans include the impact of current period charge-offs associated with these receivables.

Further details concerning our loans at fair value are presented within Note 6, "Fair Values of Assets and Liabilities."

Loans at amortized cost, net. Our loans at amortized cost, currently consist of receivables associated with our Auto Finance segment’s operations and are presented in the consolidated balance sheets net of the related allowance for credit losses and deferred revenue. We purchased auto loans with outstanding principal of $209.6 million and $233.6 million for the years ended December 31, 2024 and 2023, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

We show an allowance for credit losses for our loans at amortized cost. A considerable amount of judgment is required to assess the ultimate amount of expected losses on loans at amortized cost, and we regularly evaluate and update our methodologies to determine the most appropriate allowance necessary. Our loans at amortized cost consist of smaller-balance, homogeneous loans in our Auto Finance segment. These loans are further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for credit losses using reasonable and supportable forecasts that analyze some or all of the following attributes unique to each type of receivable pool: historical loss rates on similar loans; current delinquency and roll-rate trends which may indicate consumer loss rates in excess or less than those which historical trends might suggest; the effects of changes in the economy on consumers such as inflation or other macroeconomic changes; changes in underwriting criteria; unfunded commitments (to the extent they are unconditional), and estimated recoveries. The aforementioned inputs are calculated using historical trends over the most recent five year period, and adjusted as needed for current trends and reasonable and supportable forecasts. We may individually evaluate a receivable or pool of receivables for credit losses if circumstances indicate that the receivable or pool of receivables may be at higher risk for non-performance than other receivables (e.g., if a particular retail or auto-finance partner has indications of non-performance (such as a bankruptcy) that could impact the underlying pool of receivables we purchased from the partner).

Certain of our loans at amortized cost also contain components of deferred revenue related to loan discounts on the purchase of our auto finance receivables. As of December 31, 2024 and December 31, 2023, the weighted average remaining accretion period for the $19.8 million and $17.9 million of deferred revenue reflected in the consolidated balance sheets was 24 and 26 months, respectively.

A roll-forward (in millions) of our allowance for credit losses by class of receivable is as follows:

For the Year Ended December 31,	2024			2023
	Notes Receivable	Auto Finance	Total	Notes Receivable	Auto Finance	Total
Allowance for credit losses:
Balance at beginning of period	$-	$(1.8)	$(1.8)	$-	$(1.6)	$(1.6)
Provision for credit losses(1)	(5.9)	(10.5)	(16.4)	-	(2.2)	(2.2)
Charge-offs	-	9.9	9.9	-	3.9	3.9
Recoveries	-	(2.5)	(2.5)	-	(1.9)	(1.9)
Balance at end of period	$(5.9)	$(4.9)	$(10.8)	$-	$(1.8)	$(1.8)

1) For the year ended December 31, 2024, we recorded a provision for credit losses associated with our notes receivable from consumer technology platforms that are included in Prepaid expenses and other assets on our consolidated balance sheets.

	December 31,	December 31,
As of	2024	2023
Allowance for credit losses:
Balance of Notes Receivable at end of period individually evaluated for impairment	$(5.9)	$—
Balance of Auto Finance at end of period individually evaluated for impairment	$(1.2)	$—
Balance of Auto Finance at end of period collectively evaluated for impairment	$(3.7)	$(1.8)
Loans at amortized cost:
Loans at amortized cost	$109.0	$118.0
Loans at amortized cost individually evaluated for impairment	$1.5	$—
Loans at amortized cost collectively evaluated for impairment	$107.5	$118.0

Recoveries, noted above, consist of amounts received from the efforts of third-party collectors. All proceeds received, associated with charged-off accounts, are credited to the allowance for credit losses.

Delinquent loans at amortized cost reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date and are considered "past due". Amounts we believe we will not ultimately collect are included as a component in our overall allowance for credit losses.

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans at amortized cost (in millions) as of December 31, 2024 and December 31, 2023 is as follows:

	December 31,	December 31,
As of	2024	2023
30-59 days past due	$7.6	$9.4
60-89 days past due	3.2	3.4
90 or more days past due	4.7	3.5
Delinquent loans at amortized cost	15.5	16.3
Current loans at amortized cost	93.5	101.7
Total loans at amortized cost	$109.0	$118.0
Balance of loans greater than 90-days delinquent still accruing interest and fees	$3.7	$2.6

Loan Modifications and Restructurings

We adopted Accounting Standards Update ("ASU") No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" on January 1, 2023. The disclosures required by this ASU are required for receivables held at amortized cost and exclude those accounted for using fair value. As the significant majority of the Company's receivables are held at fair value, the adoption of this ASU did not have a material impact on the Company's financial results and accompanying disclosures.

We review our Loans at amortized cost, net, associated with our Auto Finance segment’s operations to determine if any modifications for borrowers experiencing financial difficulty were made that would qualify the receivable as a Financial Difficulty Modification ("FDM"). This could include a restructuring of the loan terms to alleviate the burden of the borrower's near-term cash requirements, such as a modification of terms to reduce or defer cash payments to help the borrower attempt to improve its financial condition. We review our Loans at amortized cost, net, associated with our Auto Finance segment’s operations to determine if any modifications for borrowers experiencing financial difficulty were made that would qualify the receivable as a FDM. This could include a restructuring of the loan terms to alleviate the burden of the borrower's near-term cash requirements, such as a modification of terms to reduce or defer cash payments to help the borrower attempt to improve its financial condition. For the year ended December 31, 2024 and 2023, no Loans at amortized cost qualified as a FDM.

Property at Cost, Net of Depreciation

We capitalize costs related to internal development and implementation of software used in our operating activities. These capitalized costs consist almost exclusively of fees paid to third-party consultants to develop code and install and test software specific to our needs and to customize purchased software to maximize its benefit to us.

We record our property at cost less accumulated depreciation or amortization. We compute depreciation expense using the straight-line method over the estimated useful lives of our assets, which are approximately 3 years for computers and software and 5 years for furniture, fixtures and equipment. We amortize leasehold improvements over the shorter of their estimated useful lives or the terms of their respective underlying leases.

We periodically review our property to determine if it is impaired. We incurred no impairment costs in the years ended December 31, 2024 and 2023.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services as well as amounts owed to us by third parties. Prepaid amounts are expensed as the underlying related services are performed. Also included are (1) ongoing deferred costs associated with service contracts and (2) notes receivable and equity investments in consumer technology platforms carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses reflect both the billed and unbilled amounts owed at the end of a period for services rendered as well as the fair value of our Bank partner fees associated with purchased receivables.

Revenue Recognition and Revenue from Contracts with Customers

Consumer Loans, Including Past Due Fees

Consumer loans, including past due fees reflect interest income, including finance charges, and late fees on loans in accordance with the terms of the related customer agreements. These fees are recognized when assessed based upon the contractual terms of the loans. Discounts received associated with auto loans that are not included as part of our Fair Value Receivables are deferred and amortized over the average life of the related loans using the effective interest method. Finance charges and fees, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans. Retail partner incentives such as fee reductions or rebates are recorded as a reduction to revenue over the period the incentives are earned.

Merchant fees paid or received associated with the acquisition of Fair Value Receivables are recognized when the merchant confirms the transaction with us, which fulfills the terms of the associated merchant agreement. Our merchant agreements are defined at the transaction level and do not extend beyond the service already provided (i.e., each transaction is separate). We independently negotiate each agreement with separate counterparties and consider ourselves the principal in each agreement with our bank partners and retail partners. As such, we view the economic substance of our relationship with our retail partners as a service contract. The merchant fee is derived based on the value of the goods purchased from our retail partners and considers factors such as the consumer’s credit risk and the terms of our bank partners' related product offering.

Our service comprises a single performance obligation to facilitate the transaction between the retail partner and its consumer and the merchant fee is recognized into income when the retail partner successfully confirms the transaction, as no remaining obligations exist under the contract.

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include fees associated with credit products such as annual fees, cash advance fees, and other fees. These fees are assessed based upon the contractual terms of the loans.

We recognize these fees as income when they are billed to the customers’ accounts. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans.

Other revenue

Other revenue includes revenue from contracts with customers, which includes interchange revenues, servicing income, service charges and other customer related fees. We recognize these fees as income in the period earned.

Other non-operating income

Other non-operating income includes income (or loss) associated with investments in non-core businesses or other items not directly associated with our ongoing operations. None of these companies are publicly-traded and there are no material pending liquidity events. We will continue to carry the investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

Revenue from Contracts with Customers

The majority of our revenue is earned from financial instruments and is not included within the scope of Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers". We have determined that revenue from contracts with customers would primarily consist of merchant fees and interchange revenues in our CaaS segment and servicing revenue and other customer-related fees in both our CaaS segment and our Auto Finance segment. Interchange fees are earned when our customers’ cards are used over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction and these fees are settled daily. Servicing revenue is generated by meeting contractual performance obligations related to the collection of amounts due on receivables, and is settled with the customer net of our fee, which can be settled daily or monthly. Service charges and other customer related fees are earned from customers based on the occurrence of specific services and are paid by customers per the terms of their credit agreement. Merchant fees paid or received associated with the acquisition of Fair Value Receivables are recognized when the merchant confirms the transaction with us, which fulfills the terms of the associated merchant agreement. None of these revenue streams result in an ongoing obligation beyond what has already been rendered. Revenue from these contracts with customers is included in Consumer loans, including past due fees and Other revenue on our consolidated statements of income. Components (in thousands) of our revenue from contracts with customers is as follows:

For the Year Ended December 31, 2024	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$19,317	$—	$19,317
Servicing income	9,363	752	10,115
Service charges and other customer related fees	30,881	57	30,938
Total Other revenue	59,561	809	60,370
Merchant fees (2)	144,344	—	144,344
Total revenue from contracts with customers	$203,905	$809	$204,714

For the Year Ended December 31, 2023	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$21,453	$—	$21,453
Servicing income	3,340	749	4,089
Service charges and other customer related fees	11,731	75	11,806
Total Other revenue	36,524	824	37,348
Merchant fees (2)	123,505	—	123,505
Total revenue from contracts with customers	$160,029	$824	$160,853

(1) Interchange revenue is presented net of customer reward expense.

(2) Merchant fees are included Consumer loans, including past due fees on our consolidated statements of income

Card and Loan Servicing Expenses

Card and loan servicing costs primarily include collections and customer service expenses and our Bank partner fees. Within this category of expenses are personnel, service bureau, cardholder correspondence and other direct costs associated with our collections and customer service efforts. Card and loan servicing costs also include outsourced collections and customer service expenses. We expense card and loan servicing costs as we incur them, with the exception of prepaid costs, which we expense over respective service periods. As we are obligated to compensate our bank partners for the duration of the underlying account, we also included changes in the fair value of the Bank partner fees in this category associated with purchased receivables.

Marketing and Solicitation Expenses

We expense broker fees and product solicitation costs, including printing, credit bureaus, list processing, telemarketing, postage, and internet marketing fees, as we incur these costs or expend resources.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement. Instead, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 and early adoption of the amendments is permitted. We are currently evaluating the potential impact of adopting this new guidance on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("Topic 740"). Topic 740 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income (loss) from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). Topic 740 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures" ("Topic 280"). Topic 280 enhances disclosures of significant segment expenses and other segment items regularly provided to the chief operating decision maker ("CODM"), extends certain annual disclosures to interim periods and permits more than one measure of segment profit (loss) to be reported under certain conditions. The amendments are effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption to all periods presented is required, and early adoption of the amendments is permitted. The adoption of this guidance did not have a material impact on the Company's financial results and accompanying disclosures. See Note 3, "Segment Reporting" to our consolidated financial statements for additional information.

On March 31, 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures". Topic 326 eliminates the accounting guidance for troubled debt restructurings by creditors while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. This guidance requires an entity to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, Topic 326 requires disclosure of current period gross write-offs by year of origination for financing receivables. The disclosures required by Topic 326 are required for receivables held at amortized cost and exclude those accounted for using fair value. The Company adopted Topic 326 on January 1, 2023. As the significant majority of the Company's receivables are held at fair value, the adoption of Topic 326 did not have a material impact on the Company's financial results and accompanying disclosures.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: CaaS and Auto Finance. The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s Chief Executive Officer (our chief operating decision maker, "CODM") to allocate resources and evaluate financial performance. The CODM uses GAAP Income before income taxes to evaluate segment profitability as it provides the best insight into the segments overall economic performance. Income before income taxes is used regularly in the forecasting and budgeting process when assessing performance on a quarterly basis and making decisions about capital and personnel allocations.

Our CaaS segment includes the operations of two operating segments aggregated into one reportable segment which includes our private label credit and general purpose credit cards, which, through our bank partners, provide financing solutions to consumers. Our Auto Finance reportable segment purchases and/or service loans secured by automobiles and provides other financing options to independent automotive dealers and automotive finance companies. These two reportable segments were determined by management based on the characteristics of the underlying products, management structures and expected returns.

We have no material amounts of long lived assets located outside of the U.S. and all revenue is generated within the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead (Income before income taxes); however, our segment results do not reflect any charges for internal capital allocations among our segments. Company revenues, expenses and profitability are aggregated into these segments and presented to the CODM as detailed below. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Income taxes are allocated to the individual segments whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return.

Reportable segment information (in thousands) is as follows:

Year Ended December 31, 2024	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$939,514	$40,300	$979,814
Fees and related income on earning assets	269,688	83	269,771
Other revenue	59,561	809	60,370
Total operating revenue and other income	1,268,763	41,192	1,309,955
Other non-operating income	334	1,155	1,489
Total revenue and other income	1,269,097	42,347	1,311,444
Interest expense	(157,178)	(2,995)	(160,173)
Provision for credit losses	(5,832)	(10,536)	(16,368)
Changes in fair value of loans	(733,471)	—	(733,471)
Net margin	372,616	28,816	401,432
Operating expenses:
Salaries and benefits	(45,283)	(4,860)	(50,143)
Card and loan servicing	(105,149)	(13,251)	(118,400)
Marketing and solicitation	(56,062)	(124)	(56,186)
Depreciation	(2,641)	(74)	(2,715)
Other	(31,082)	(4,329)	(35,411)
Total operating expenses	(240,217)	(22,638)	(262,855)
Income before income taxes	132,399	6,178	138,577
Total assets	$3,181,428	$89,279	$3,270,707

Year Ended December 31, 2023	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$839,995	$39,128	$879,123
Fees and related income on earning assets	238,691	84	238,775
Other revenue	36,524	824	37,348
Total operating revenue and other income	1,115,210	40,036	1,155,246
Other non-operating income	422	208	630
Total revenue and other income	1,115,632	40,244	1,155,876
Interest expense	(105,990)	(3,352)	(109,342)
Provision for credit losses	—	(2,152)	(2,152)
Changes in fair value of loans	(689,577)	—	(689,577)
Net margin	320,065	34,740	354,805
Operating expenses:
Salaries and benefits	(38,894)	(5,012)	(43,906)
Card and loan servicing	(87,772)	(12,848)	(100,620)
Marketing and solicitation	(52,301)	(120)	(52,421)
Depreciation	(2,508)	(52)	(2,560)
Other	(22,068)	(4,672)	(26,740)
Total operating expenses	(203,543)	(22,704)	(226,247)
Income before income taxes	116,522	12,036	128,558
Total assets	$2,602,615	$103,830	$2,706,445

4.	Shareholders’ Equity and Preferred Stock

During the years ended December 31, 2024 and 2023, we repurchased and contemporaneously retired 79,354 shares and 575,156 shares of our common stock at an aggregate cost of $2.2 million and $17.6 million, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

Preferred Stock

Our preferred stock consists of 7.625% Series B Cumulative Perpetual Preferred Stock (the "Series B Preferred Stock"), liquidation preference of $25.00 per share (the "Series B Preferred Stock"). We pay cumulative cash dividends on the Series B Preferred Stock, when and as declared by our Board of Directors, in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation preference per share.

During the years ended December 31, 2024 and 2023, we repurchased and contemporaneously retired 0 shares and 1,806 shares of Series B Preferred Stock at an aggregate cost of $0 and $29,000, respectively.

ATM Programs

On August 10, 2022, we entered into an At Market Issuance Sales Agreement (the "Preferred Stock Sales Agreement") providing for the sale by the Company of up to an aggregate offering price of $100.0 million of our (i) Series B preferred stock, (ii) 6.125% Senior Notes due 2026 (the "2026 Senior Notes"), and (iii) 9.25% Senior Notes due 2029 (the "2029 Senior Notes") from time to time through a sales agent, in connection with the Company's Series B preferred stock and 2026 Senior Notes "at-the-market" offering program (the "Preferred Stock ATM Program"). On August 26, 2024, we amended and restated the Preferred Stock Sales Agreement to remove our 2026 Senior Notes and to include our 2029 Senior Notes in the Preferred Stock ATM Program. On December 29, 2023, the Company entered into an At-The-Market Sales Agreement (the "Common Stock Sales Agreement") providing for the sale by the Company of its common stock, no par value per share, up to an aggregate offering price of $50.0 million, from time to time to or through a sales agent, in connection with the Company’s common stock ATM Program ("Common Stock ATM Program"). Sales pursuant to both the Preferred Stock Sales Agreement and Common Stock Sales Agreement, if any, may be made in transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on or through the NASDAQ Global Select Market. The sales agents will make all sales using commercially reasonable efforts consistent with their normal trading and sales practices up to the amount specified in, and otherwise in accordance with the terms of, the placement notices.

During the years ended December 31, 2024 and 2023, we sold 44,618 shares and 53,727 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $1.1 million and $1.1 million, respectively. During the years ended December 31, 2024 and 2023, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During years ended December 31, 2024 and 2023, we sold $24.9 million and $0, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $24.6 million and $0, respectively.

During the year ended December 31, 2024, we sold 125,000 common shares under the Company’s Common Stock ATM Program for net proceeds of $7.1 million. During the year ended December 31, 2023, no common shares were sold under the Company’s Common Stock ATM Program.

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. A holder of the Class B preferred units may, at its election and with notice, require the Company to redeem part or all of such holder’s Class B preferred units for cash at $1.00 per unit, on or after October 14, 2024. The proceeds from the transaction were used for general corporate purposes. The Company has the right to redeem the Class B preferred units at any time with notice. During the year ended  December 31, 2024, we redeemed 50.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 13, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

6.	Fair Values of Assets and Liabilities

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We update our fair value analysis each quarter, with changes since the prior reporting period reflected as a component of "Changes in fair value of loans" in the consolidated statements of income. Changes in yields, purchase and payment rates, servicing rates, realized and projected credit loss rates and discount rates will lead to changes in the fair value of loans and therefore impact earnings. Further, our retail asset typically has seasonal growth during the summer months, impacting the fair value of assets.

Fair value differs from amortized cost accounting in the following ways:

•	Receivables are recorded at their fair value, not their principal and fee balance or cost basis;
•	The fair value of the loans takes into consideration net charge-offs for the remaining life of the loans with no separate allowance for credit loss calculation;
•	Certain fee billings (such as annual fees) and expenses of loans are no longer deferred but recognized (when billed or incurred) in income or expense, respectively;
•	The net present value of cash flows associated with future fee billings on existing receivables are included in fair value;
•	Changes in the fair value of loans impact net margins; and
•	Net charge-offs are recognized as they occur rather than through the establishment of an allowance and provision for credit losses for those loans, interest and fees receivable carried at amortized cost.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2024 and December 31, 2023 fair values and carrying amounts of (1) our assets that are carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of December 31, 2024 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$95,871	$84,332
Loans at fair value	$—	$—	$2,630,274	$2,630,274

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

Assets – As of December 31, 2023 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$105,409	$98,425
Loans at fair value	$—	$—	$2,173,759	$2,173,759

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our consolidated statements of income as a component of Changes in fair value of loans. Variations in the three month U.S. Treasury bill rate over the measurement period are used to determine the portion of change in fair value considered to be attributable to changes in instrument-specific credit risk. These variations are applied to the period end discount rate we use to determine fair value. For our loans included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs. For the years ended December 31, 2024 and 2023, we estimate the portion of fair value changes considered to be attributable to changes in instrument-specific credit risk to be $14.3 million and $(10.5) million, respectively.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the years ended December 31, 2023 and 2022:

	Loans at Fair Value
	2024		2023
Balance at January 1,		$2,173,759		$1,817,976
Changes in fair value of loans at fair value, included in earnings	129,832		71,024
Changes in fair value due to current period principal charge-offs, net of recoveries (1)	(611,319)		(538,146)
Changes in fair value due to current period finance and fee charge-offs (1)	(251,984)		(222,455)
Total Changes in fair value of loans (2)		(733,471)		(689,577)
Purchases		2,580,684		2,427,095
Finance and fees, added to the account balance		1,080,950		970,006
Settlements		(2,471,648)		(2,351,741)
Balance at December 31,(3)		$2,630,274		$2,173,759
Aggregate unpaid gross balance of loans carried at fair value		$2,724,782		$2,411,255
Change in unrealized losses for the period included in earnings (or changes in net assets) for assets held at the end of the period		$129,832		$71,024

(1)	Reflects the current period charge-offs (net of recoveries) of loans at fair value.
(2)	Total Changes in fair value of loans is included in our Consolidated Statements of Income.
(3)	As of December 31, 2024 and December 31, 2023, the aggregate unpaid principal balance included within loans at fair value was $2,473 million and $2,177 million, respectively.

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

The fair value of loans we acquire associated with our retail partners are typically lower than the aggregate unpaid gross balance of the underlying loans due to loan originations by our bank partners that contain below market interest rates or fees charged to consumers. Under agreements with our bank partners, we are required to purchase these receivables for amounts that may be in excess of fair value. In these instances, a fair value assessment that is less than the purchase price of the receivable can occur on the date we initially acquire the receivable, resulting in a loss on acquisition of the receivable. This negative fair value assessment is included in Changes in fair value of loans on our Consolidated Statements of Income.

In cases where we acquire these below market receivables, we charge merchant fees to our retail partners to facilitate the transaction and ensure we earn adequate returns. These merchant fees are based on the value of the goods purchased from our retail partners, the consumer’s credit risk and the terms of our bank partners' related product offering. These fees are recognized upon completion of our services, which coincides with the funding of the loan by our bank partners, in Consumer loans, including past due fees on our Consolidated Statements of Income. These merchant fees often offset the negative impact of the initial acquisition of the underlying receivable. As such, it is not always necessary for us to collect the aggregate unpaid gross balance of the underlying receivable to achieve desired returns.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2024 and 2023 fair values and carrying amounts of our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities

Loan purchase commitment	$—	$—	$285	$285
Bank partner fees carried at fair value	$—	$—	$13,644	$13,644
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$2,149,933	$2,193,993
Amortizing debt facilities	$—	$—	$5,455	$5,455
Senior notes, net	$281,703	$—	$—	$281,552

Liabilities – As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities

Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,838,647	$1,838,647
Amortizing debt facilities	$—	$—	$23,038	$23,038
Senior notes, net	$138,229	$—	$—	$144,453

Bank partner fees carried at fair value in accordance with ASC 815, "Derivatives and Hedging", reflect the estimated fair value of future compensation we owe our bank partners associated with the regulatory oversight they provide on our acquired receivables, the underlying accounts of which they continue to own and service. This compensation is based on both a fixed and variable component, dependent on the underlying performance of the acquired receivables. We estimate the present value of this compensation using internally-developed estimates of payment rates and discount rates. We recognize the fair value of these Bank partner fees within Card and loan servicing on the accompanying Consolidated Statements of Income on the date we acquire the underlying receivable.

For our credit and debt facilities where market prices are not available, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities. We have evaluated the fair value of our third party debt by analyzing repayment terms and credit spreads included in our recent financing arrangements to those of our existing facilities. See Note 10, "Notes Payable," for further discussion on our other notes payable.

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2024 and December 31, 2023 concerning certain assets and liabilities we carry at fair value are as follows:

As of December 31, 2024	Loans at Fair Value	Loans at Fair Value Pledged as Collateral under Structured Financings
Aggregate unpaid gross balance of loans carried at fair value	$—	$2,724,782
Aggregate unpaid principal balance included within loans at fair value	$—	$2,472,999
Aggregate fair value of loans at fair value	$—	$2,630,274
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$—	$32,781
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$—	$145,099

As of December 31, 2023	Loans at Fair Value	Loans at Fair Value Pledged as Collateral under Structured Financings
Aggregate unpaid gross balance of loans carried at fair value	$507	$2,410,748
Aggregate unpaid principal balance included within loans at fair value	$491	$2,176,845
Aggregate fair value of loans at fair value	$508	$2,173,251
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$—	$29,149
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$9	$147,803

7.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2024	2023
Data processing and telephone equipment	$871	$684
Software	1,848	850
Furniture and fixtures	3,468	3,286
Leasehold improvements	6,106	5,972
Other	7,576	7,576
Total cost	19,869	18,368
Less accumulated depreciation	(9,350)	(6,923)
Property, net	$10,519	$11,445

Depreciation expense totaled $2.7 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively.

8.	Variable Interest Entities

The Company contributes the vast majority of receivables to VIEs. These entities are sometimes established to facilitate third party financing. When assets are contributed to a VIE, they serve as collateral for the debt securities issued by that VIE. The evaluation of whether the entity qualifies as a VIE is based upon the sufficiency of the equity at risk in the legal entity. This evaluation is generally a function of the level of excess collateral in the legal entity. We consolidate VIEs when we hold a variable interest and we have exposure to loss that has the potential to be significant and therefore, are the primary beneficiary. Through our role as servicer, we have the power to direct activities to service the receivables (in accordance with defined servicing procedures), and as such, have the ability to significantly impact the economic performance of those VIEs. In certain circumstances we guarantee the performance of the underlying debt or agree to contribute additional collateral when necessary, which results in retention of exposure to loss that has the potential to be significant. As a result, the Company is the primary beneficiary and consolidates the VIEs. When collateral is pledged, it is not available for the general use of the Company and can only be used to satisfy the related debt obligation. The results of operations and financial position of consolidated VIEs are included in our consolidated financial statements. The Company consolidates all VIEs.

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	December 31, 2024	December 31, 2023
Unrestricted cash and cash equivalents	$140.2	$158.0
Restricted cash and cash equivalents	98.8	20.5
Loans at fair value	2,542.9	2,128.6
Total Assets held by VIEs	$2,781.9	$2,307.1
Notes Payable, net held by VIEs	$2,128.0	$1,795.9

9.	Leases

We have operating leases primarily associated with our corporate offices and regional service centers as well as for certain equipment. Our leases have remaining lease terms of 1 to 10 years, some of which include options, at our discretion, to extend the leases for additional periods generally on one-year revolving periods. Other leases allow for us to terminate the lease based on appropriate notification periods. For certain of our leased offices, we sublease a portion of the unoccupied space. The components of lease expense associated with our lease liabilities and supplemental cash flow information related to those leases were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023
Operating lease cost, gross	$2,541	$2,558
Sublease income	(98)	(96)
Net Operating lease cost	$2,443	$2,462
Cash paid under operating leases, gross	$3,014	$1,871

Weighted average remaining lease term - months	112	122
Weighted average discount rate	7.1%	6.6%

As of December 31, 2024, scheduled payments of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2025	$3,046	$(41)	$3,005
2026	3,687	—	3,687
2027	3,572	—	3,572
2028	3,511	—	3,511
2029	3,466	—	3,466
Thereafter	16,704	—	16,704
Total lease payments	33,986	(41)	33,945
Less imputed interest	(9,798)
Operating lease liabilities	$24,188

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

We exercised an expansion right under the Headquarters lease to add an additional 26,133 square feet (the "Expansion space") at our corporate headquarters. The Expansion space term commenced on December 23, 2024. The Expansion space co-terminates with the Headquarters lease. The other lease terms for the Expansion space are the same as those for the initial space leased under the Headquarters lease. The total remaining commitment under this lease is approximately $32.5 million and is included in the table above.

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2024, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

10.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of December 31, 2024 and December 31, 2023 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	December 31, 2024	December 31, 2023

Revolving credit facilities at a weighted average interest rate equal to 7.0% as of December 31, 2024 (6.3% as of December 31, 2023) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $2,723.5 million as of December 31, 2024 ($2,252.9 million as of December 31, 2023)

Revolving credit facility, not to exceed $65.0 million (expiring December 1, 2026) (1) (2) (3)	$36.1	$42.7
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2026) (2) (3) (4) (5)	49.8	38.6
Revolving credit facility, not to exceed $100.0 million (expiring December 15, 2025) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $75.0 million (expiring July 20, 2026) (2) (3) (4) (5)	74.6	47.5
Revolving credit facility, not to exceed $20.0 million (expiring April 10, 2025) (2) (3) (4) (5)	14.5	14.3
Revolving credit facility, not to exceed $250.0 million, repaid in May 2024	—	250.0
Revolving credit facility, not to exceed $50.0 million (expiring July 15, 2027) (2) (3) (4) (5)	50.0	15.0
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $283.3 million (expiring May 15, 2026) (3) (4) (5) (6)	283.3	300.0
Revolving credit facility, not to exceed $325.0 million (expiring November 15, 2028) (2) (3) (4) (5) (6)	325.0	250.0
Revolving credit facility, not to exceed $158.3 million (expiring August 5, 2026) (2) (3) (4) (5) (6)	—	50.0
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2027) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $25.0 million (expiring August 30, 2027) (2) (3) (4) (5)	12.5	—
Revolving credit facility, not to exceed $300.0 million (expiring February 15, 2028) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $150.0 million (expiring May 17, 2027) (3) (4) (5) (6)	150.0	150.0
Revolving credit facility, not to exceed $250.0 million (expiring November 15, 2028) (3) (4) (5) (6)	250.0	—
Revolving credit facility, not to exceed $150.0 million (expiring March 29, 2025) (3) (4) (5) (6)	140.0	—
Revolving credit facility, not to exceed $32.8 million (expiring March 29, 2025) (3) (4) (5)	30.0	—
Revolving credit facility, not to exceed $100.0 million (expiring January 16, 2029) (3) (4) (5) (6)	100.0	—
Other facilities
Other debt	5.5	5.6
Unsecured term debt (repaid in August 2024) with a weighted average interest rate equal to 8.0% (3)	—	17.4
Total notes payable before unamortized debt issuance costs and discounts	2,221.3	1,881.1
Unamortized debt issuance costs and discounts	(21.9)	(19.4)
Total notes payable outstanding, net	$2,199.4	$1,861.7

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

As of December 31, 2024, the Prime Rate was 7.50%, the Term Secured Overnight Financing Rate ("Term SOFR") was 4.33% and the Secured Overnight Financing Rate ("SOFR") was 4.49%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $49.8 million was drawn as of December 31, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to SOFR plus 3.0%. The facility matures on October 30, 2026 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $36.1 million was drawn as of December 31, 2024). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to SOFR plus a range between 2.25% and 2.6% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of December 31, 2024, the facility's borrowing limit was $65.0 million and the facility matures on December 1, 2026. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $75.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $74.6 million was drawn as of December 31, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term Secured Overnight Financing Rate ("Term SOFR") plus 3.6%. An amendment was completed in December 2024 that extended the maturity to July 20, 2026. There were no other material changes to the existing terms. The facility is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered a revolving credit facility to sell up to an aggregate $100.0 million of notes that are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of December 31, 2024) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes equals the SOFR plus 3.75%. The facility matures on December 15, 2025, and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. As of December 31, 2024, the aggregate borrowing limit was $100.0 million.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $14.5 million was drawn as of December 31, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Prime Rate. The facility matures on April 10, 2025. The note is guaranteed by Atlanticus.

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

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million borrowing limit (of which $50.0 million was drawn as of December 31, 2024) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the Prime Rate or 4%. The facility matures on July 15, 2027 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

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

In May 2022, we (through a wholly owned subsidiary) entered a (as subsequently amended) $325.0 million ABS agreement (of which $325.0 million was drawn as of December 31, 2024) secured by certain credit card receivables (expiring November 15, 2028). The terms of the ABS allow for a five-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.33%.

In August 2022, we (through a wholly owned subsidiary) entered a (as subsequently amended) $158.3 million ABS agreement secured by certain credit card receivables (of which $0 was outstanding as of December 31, 2024) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on the Term SOFR plus 4.2%. The facility matures on (as subsequently amended) August 5, 2026.

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

In May 2023, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $12.5 million was drawn as of December 31, 2024). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 3.75%. The facility matures on (as subsequently amended) August 30, 2027 and is subject to certain covenants and restrictions of which the failure could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

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

In July 2024, we (through a wholly owned subsidiary) sold $150.0 million of ABS secured by certain private label credit receivables (expiring March 29, 2025) of which $140.0 million was drawn as of December 31, 2024. The proceeds were invested in the acquisition of receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 2.15%. In conjunction with this financing, we (through as wholly owned subsidiary) also entered a revolving credit facility with a $32.8 million revolving limit (expiring March 29, 2025) of which $30.0 million was drawn as of December 31, 2024. This facility is secured by related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 2.5%. The revolving credit facility of $30.0 million was paid down in March 2025.

In December 2024, we (through a wholly owned subsidiary) sold $100.0 million of ABS secured by certain credit card receivables (expiring January 16, 2029). The terms of the ABS allow for a 30-month revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 7.78%.

As of December 31, 2024, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In November 2021, we issued $150.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the years ended December 31, 2024 and 2023 totaled $1.4 million and $1.4 million, respectively. We repurchased $0.4 and $1.4 million of the outstanding principal amount of these 2026 Senior Notes in the years ended December 31, 2024 and 2023, respectively.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 2029 Senior Notes. In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the year ended December 31, 2024 totaled $0.8 million.

The 2026 Senior Notes and 2029 Senior Notes are collectively included on our consolidated balance sheet as "Senior Notes, net." See Note 4 "Shareholders' Equity and Preferred Stock" for more information.

11.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $2.7 billion at December 31, 2024. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of December 31, 2024, CAR had unfunded outstanding floor-plan financing commitments totaling $9.1 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines and is not unconditional.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $20.1 million remains pledged as of December 31, 2024 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of December 31, 2024, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period when we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling with our issuing bank partners in a credit protection program, which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $86.6 million as of December 31, 2024. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

Concentrations

We acquire all of our fair value receivables under agreements with two third-party originating institutions.

Our top five retail partnerships accounted for over 75% of our private label receivables outstanding as of December 31, 2024. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns, growth (or contraction) within retail locations and consumer application volumes that retail partners may direct to our bank partners versus competitors that offer similar financing products. During the years ended December 31, 2024 and 2023, we had receivable purchases from our top five retail partners of the following (in millions):

	Gross Purchases for the Year Ended December 31,
Largest Retail Partners	2024	2023
1	$605.3	$273.5
2	$170.3	$163.3
3	$89.8	$124.1
4	$73.9	$57.0
5	$45.3	$48.7

Our general purpose credit card and private label credit receivables base is spread across individual consumers in the U.S. As of December 31, 2024, only one state (Texas) had receivables concentration in excess of 10% of our total pool of receivables.

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

The current and deferred portions (in thousands) of our federal, foreign, and state and other income tax expenses or benefits are as follows:

	For the Year Ended December 31,
	2024	2023
Federal income tax (expense):
Current tax benefit	$1,916	$11,536
Deferred tax (expense)	(24,946)	(34,056)
Total federal income tax (expense)	$(23,030)	$(22,520)
Foreign income tax (expense):
Current tax (expense)	$(142)	$(124)
Deferred tax (expense) benefit	(1)	10
Total foreign income tax (expense)	$(143)	$(114)
State and other income tax (expense):
Current tax benefit (expense)	$248	$(191)
Deferred tax (expense)	(5,546)	(3,779)
Total state and other income tax (expense)	$(5,298)	$(3,970)
Total income tax (expense)	$(28,471)	$(26,604)

We experienced an effective income tax expense rate of 20.4% and 20.6% for the years ended December 31, 2024, and December 31, 2023, respectively. Our effective income tax expense rate for the year ended December 31, 2024, is below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) a loss related to our unrecovered investment in a foreign subsidiary which ceased operations during the year and with respect to which we had used “permanently reinvested earnings” accounting in our consolidated financial statements. Our effective income tax expense rate for the year ended December 31, 2023, is below the statutory rate principally due to our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Further details related to the above are reflected in the table below reconciling our effective income tax expense rate to the statutory rate.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of income. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. We recognized $0.6 million and $0.4 million in potential interest associated with uncertain tax positions during the years ended December 31, 2024, and December 31, 2023, respectively.

The following table reconciles the statutory federal expense rate to our effective income tax expense rate for 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Statutory federal expense rate	21.0%	21.0%
(Decrease) increase in statutory federal tax expense rate resulting from:
Share-based compensation	(0.1)	(2.3)
Section 162(m) of the Code executive compensation deduction limitations	0.2	2.3
Net interest and penalties related to uncertain tax positions and unpaid tax liabilities	0.1	0.1
Interest expense on preferred stock classified as debt for tax purposes	(2.3)	(2.6)
Foreign taxes	(0.2)	(0.2)
State taxes, net of valuation allowance changes affecting the provision of income taxes and federal tax benefit	3.0	2.4
Prior year provision to return reconciling items, tax effects of non-controlling interests, and other	(0.1)	(0.4)
Global intangible low-taxed income tax	0.3	0.3
Loss on foreign subsidiary liquidation	(1.5)	—
Effective income tax expense rate	20.4%	20.6%

As of December 31, 2024, and December 31, 2023, the respective significant components (in thousands) of our deferred tax assets and liabilities (which are included as a component of our Income tax liability on our consolidated balance sheets) were:

	As of December 31,
	2024	2023
Deferred tax assets:
Capitalized research and experimentation expenditures and fixed assets	$1,960	$1,612
Provision for credit loss	4,640	1,791
Credit card and other loans receivable fair value election differences	23,863	54,208
Equity-based compensation	1,739	1,594
Accrued expenses	238	183
Accruals for state taxes and interest associated with unrecognized tax benefits and unpaid accrued tax liabilities	271	235
Federal net operating loss carryforwards	58,225	35,199
Federal credit carryforwards	839	231
Foreign net operating loss carryforwards	—	221
Other	1,485	1,609
State tax benefits, primarily from net operating losses	24,756	26,550
Deferred tax assets, gross	$118,016	$123,433
Valuation allowances	(14,307)	(18,729)
Deferred tax assets, net of valuation allowances	$103,709	$104,704
Deferred tax (liabilities):
Prepaid expenses and other	$(1,396)	$(1,096)
Equity in income of equity-method investee	(1,291)	(945)
Market discount on acquired marked discount bonds	(219,762)	(190,918)
Deferred costs	(31)	(24)
Deferred tax (liabilities), gross	$(222,480)	$(192,983)
Deferred tax (liabilities), net	$(118,771)	$(88,279)

We undertook a detailed review of our deferred assets taxes and determined that valuation allowances were required for certain deferred tax assets in state tax jurisdictions within the U.S. We reduce our deferred tax assets by valuation allowances if it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences will be deductible. In making our valuation allowance determinations, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods, and the implementation of tax planning strategies. Because our valuation allowance evaluations require consideration of future events, significant judgment is required in making the evaluations, and our conclusions could be materially different if our expectations are not met. Our valuation allowances totaled $14.3 million and $18.7 million as of December 31, 2024, and December 31, 2023, respectively.

Certain of our deferred tax assets relate to federal and state net operating losses and federal tax credit carryforwards, and we have no other net operating loss, or credit carryforwards other than those noted herein. We have recorded a federal deferred tax asset of $59.1 million (based on indefinite-lived federal net operating loss carryforwards of $277.3 million and federal tax credit carryforwards of $.8 million). We have recorded state deferred tax assets of $24.8 million based on state net operating loss carryforwards, some of which are indefinite-lived and some of which expire in various years beginning in 2025; valuation allowances of $14.3 million have been recorded, however, against the $24.8 million of such state deferred tax assets.

Our subsidiaries file federal, foreign, and/or state and other income tax returns. In the normal course of our business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S. and various U.S. states and territories. With a few exceptions of a non-material nature, we are no longer subject to federal, state, local, or income tax examinations for years prior to 2020.

Reconciliations (in thousands) of our unrecognized tax benefits (excluding accrued interest related thereto of $1.3 million as of December 31, 2024, and $1.1 million as of December 31, 2023) from the beginning to the end of 2024 and 2023, respectively, are as follows:

	2024	2023
Balance at January 1,	$(738)	$(22,692)
Reductions based on tax positions related to prior years	72	21,983
(Additions) based on tax positions related to prior years	(8)	—
(Additions) based on tax positions related to the current year	(37)	(29)
Balance at December 31,	$(711)	$(738)

Our unrecognized tax benefits that, if recognized, would affect our effective income tax expense rate are not material at only $1.3 million and $1.1 million as of  December 31, 2024, and December 31, 2023, respectively.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	December 31,
	2024	2023
Numerator:
Net income attributable to controlling interests	$111,296	$102,845
Preferred stock and preferred unit dividends and discount accretion	(23,928)	(25,198)
Net income attributable to common shareholders—basic	87,368	77,647
Effect of dilutive preferred stock dividends and discount accretion	2,400	2,400
Net income attributable to common shareholders—diluted	$89,768	$80,047
Denominator:
Basic (including unvested share-based payment awards) (1)	14,748	14,504
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,053	4,378
Diluted (including unvested share-based payment awards) (1)	18,801	18,882
Net income attributable to common shareholders per share—basic	$5.92	$5.35
Net income attributable to common shareholders per share—diluted	$4.77	$4.24

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 362,842 for the year ended  December 31, 2024, compared to 230,428 for the year ended  December 31, 2023.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the year ended December 31, 2024. We excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the year ended December 31, 2023.

For the years ended December 31, 2024 and 2023, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 5, "Redeemable Preferred Stock", for a further discussion of these convertible securities.

14.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the "ESPP") and the Fourth Amended and Restated 2014 Equity Incentive Plan (the "Fourth Amended 2014 Plan"). Our ESPP provides that we may issue up to 500,000 shares of our common stock under the plan. Our Fourth Amended 2014 Plan provides that we may grant equity awards representing up to 5,750,000 options on or shares of our common stock to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of December 31, 2024, 42,859 shares remained available for issuance under the ESPP and 1,963,602 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vesting under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the years ended December 31, 2024 and 2023.

Restricted Stock and Restricted Stock Units

During the years ended December 31, 2024 and 2023, we granted 205,301 shares and 148,546 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $6.3 million and $3.7 million, respectively. We incurred expenses of $3.8 million and $3.1 million during the years ended December 31, 2024 and 2023, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of December 31, 2024, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $6.5 million with a weighted-average remaining amortization period of 3.5 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

The table below includes additional information about outstanding restricted stock and restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	244,225	$32.75
Issued	218,650	$30.96
Vested	(72,173)	$33.79
Forfeited	(13,349)	$31.44
Outstanding at December 31, 2024	377,353	$31.56

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0.1 million and $0.7 million related to stock option-related compensation costs during the years ended December 31, 2024 and 2023, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	223,406	$28.52
Issued	—	$—
Exercised	(49,682)	$19.85
Expired/Forfeited	(13,333)	$27.48
Outstanding at December 31, 2024	160,391	$31.30	1.2	$3,926,942
Exercisable at December 31, 2024	160,391	$31.30	1.2	$3,926,942

Information on stock options granted, exercised and vested is as follows (in thousands, except per share data):

	Year ended December 31,
	2024	2023
Weighted average fair value per share of options granted	N/A	N/A
Cash received from options exercised, net	$984	$3,405
Aggregate intrinsic value of options exercised	$1,566	$15,497
Grant date fair value of shares vested	$1,071	$1,435

No options were issued during the years ended December 31, 2024 and 2023. We had $0.0 million and $0.1 million of unamortized deferred compensation costs associated with non-vested stock options as of December 31, 2024 and 2023, respectively, with a weighted average remaining amortization period of 0.0 years as of December 31, 2024. Upon exercise of outstanding options, the Company issues new shares.

15.	Employee Benefit Plans

We maintain a defined contribution retirement plan ("401(k) plan") for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. We made matching contributions of $0.8 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively, which were included as a component of Salaries and benefits in the accompanying Consolidated Statements of Income.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase our common stock up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock on or as promptly as practicable after the last business day of each month. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the purchase date. Employees contributed $0.1 million to purchase 4,253 shares of common stock in 2024 and $0.1 million to purchase 3,929 shares of common stock in 2023 under the ESPP. The ESPP covers up to 500,000 shares of common stock. Our charge to expense associated with the ESPP was $47,000 and $36,000 in 2024 and 2023 respectively, which were included as a component of Salaries and benefits in the accompanying Consolidated Statements of Income.

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

In June 2007, we entered into a sublease for 1,000 square feet (as later amended to 600 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. ("HBR"), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. We entered into a new lease for our Atlanta headquarters that commenced in June 2022. In connection with this new prime lease, we entered into a new sublease with HBR. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $0.1 million for both 2024 and 2023. The aggregate amount of payments required under the sublease from January 1, 2025 to the expiration of the sublease in May 2025 is $41,000.

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the years ended December 31, 2024 and 2023, we received $0.8 million and $0.6 million, respectively, of reimbursed costs from HBR associated with these leased employees.

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

17.	Subsequent Events

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

We have evaluated subsequent events occurring after  December 31, 2024, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements other than the developments described below.

In March 2025, we redeemed the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon.