Form 10-K/A
period 2024-12-31
Atlanticus Holdings Corp
filed 2025-03-31
CIK 1464343

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Atlanticus' Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the original Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 13, 2025 (the “Original Form 10-K”) by Atlanticus Holdings Corporation (the “Company”, “Atlanticus Holdings Corporation”, “Atlanticus”, “we”, “our”, “ours” and “us”) with the U.S. Securities and Exchange Commission (the “SEC”). This Amendment does not change our consolidated financial statements as set forth in the Original Form 10-K.

The purpose of this Amendment is to amend and restate Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) in order to include a paragraph that was inadvertently omitted from the Original Form 10-K by our financial printing and EDGAR filing service provider.  Specifically, the MD&A herein includes a new first paragraph under “Consolidated Results of Operations—Year Ended December 31, 2024 Compared to Year Ended December 31, 2023—Changes in fair value of loans.”  This Amendment does not include any other changes to the Original Form 10-K.

Other than the change described above, this Amendment speaks only as of the date of the Original Form 10-K and does not modify or update any other disclosures contained in our Original Form 10-K for other events or information subsequent to the date of the filing of the Original Form 10-K. Specifically, there are no changes to our consolidated financial statements set forth in the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and reports filed with the SEC subsequent to the Original Form 10-K.

i

PART II

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

Changes in fair value of loans. We experienced losses in our total Changes in fair value of loans of $733.5 million for the year ended December 31, 2024. This compares to losses of $689.6 million for the year ended December 31, 2023. Changes in fair value of loans includes 1) current period principal and finance charge-offs of fair value receivables, 2) the normal accretion of fair value related to finance charges and fees in excess of the contractual amounts billed, which is recognized in revenue during the period, and gains typically recognized in earnings as the fair value of finance charges and fees is greater than the contractual amounts billed during a period, 3) losses on acquisitions of our private label receivables and 4) the impact of changes in the assumptions underlying receivables at the end of the measurement period. The increase in losses in Changes in fair value of loans for the year ended December 31, 2024 when compared to the year ended December 31, 2023, were largely due to increases in principal and finance charge-offs (net of recoveries), which totaled $863.3 million for the year ended December 31, 2024, compared to $760.6 million for the year ended December 31, 2023. These charge-offs increased period over period primarily due to overall increases in our acquisition and relative mix of receivables and not due to specific changes in the underlying performance of the receivables (see additional discussion related to delinquencies and charge-offs below). Offsetting this increase in charge-offs, was an increase in the Changes in fair value of loans at fair value, included in earnings, which totaled $129.8 million for the year ended December 31, 2024 compared to $71.0 million for the year ended December 31, 2023, primarily resulting from improvements in the fair value assessment for receivables. Results impacting the $129.8 million and $71.0 million of Changes in fair value of loans at fair value, included in earnings for the years ended December 31, 2024 and 2023, respectively, are as follows: 1) net gains of $114.5 million associated with the normal accretion of fair value related to finance charges and fees in excess of the contractual amounts billed, which is recognized in revenue during the period, and gains typically recognized in earnings as the fair value of finance charges and fees is greater than the contractual amounts billed during a period (compared to $107.0 million of such gains for the year ended December 31, 2023), 2) net losses of $161.6 million on the acquisition of Private label credit receivables, which often have below market pricing and for which we often receive merchant fees which ensure we earn adequate returns (compared to $146.3 million of such losses for the year ended December 31, 2023) and 3) net gains of $176.9 million (compared to $110.3 million of such increase for the year ended December 31, 2023) related to favorable changes in fair value assumptions due to improvements in the underlying performance in the form of improved delinquencies and improved net returns, as well as the indefinite extension in assumed implementation dates of recent CFPB rules limiting late fees charged to consumers.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 28, 2025.

Atlanticus Holdings Corporation

By:	/s/ Jeffrey A. Howard
Jeffrey A. Howard President and Chief Executive Officer