Form 10-Q
period 2025-03-31
Atlanticus Holdings Corp
filed 2025-05-08
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2024, 15,126,229 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2025	2024

Assets
Unrestricted cash and cash equivalents (including $164.3 million and $140.2 million associated with variable interest entities at March 31, 2025 and December 31, 2024, respectively)	$350,390	$375,416
Restricted cash and cash equivalents (including $86.9 million and $98.8 million associated with variable interest entities at March 31, 2025 and December 31, 2024, respectively)	111,059	124,220
Loans at fair value (including $2,622.4 million and $2,542.9 million associated with variable interest entities at March 31, 2025 and December 31, 2024, respectively)	2,668,503	2,630,274
Loans at amortized cost, net (including $4.8 million and $4.9 million of allowance for credit losses at March 31, 2025 and December 31, 2024, respectively; and $20.1 million and $19.8 million of deferred revenue at March 31, 2025 and December 31, 2024, respectively)	81,238	84,332
Property at cost, net of depreciation	12,401	10,519
Operating lease right-of-use assets	13,844	13,878
Prepaid expenses and other assets	34,730	32,068
Total assets	$3,272,165	$3,270,707
Liabilities
Accounts payable and accrued expenses	$81,108	$72,088
Operating lease liabilities	24,145	24,188
Notes payable, net (including $2,137.6 million and $2,128.0 million associated with variable interest entities at March 31, 2025 and December 31, 2024, respectively)	2,174,632	2,199,448
Senior notes, net	299,656	281,552
Income tax liability	123,775	114,068
Total liabilities	2,703,316	2,691,344

Commitments and contingencies (Note 10)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding (liquidation preference - $40.0 million) at March 31, 2025 and December 31, 2024 (Note 5) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 5)	—	50,000

Shareholders' Equity
Series B preferred stock, no par value, 3,314,840 shares issued and outstanding at March 31, 2025 (liquidation preference - $82.9 million); 3,301,179 shares issued and outstanding at December 31, 2024 (liquidation preference - $82.5 million) (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 15,097,243 and 14,904,192 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	110,138	98,278
Retained earnings	422,574	394,628
Total shareholders’ equity attributable to Atlanticus Holdings Corporation	532,712	492,906
Noncontrolling interests	(3,863)	(3,543)
Total equity	528,849	489,363
Total liabilities, shareholders' equity and temporary equity	$3,272,165	$3,270,707

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2025	2024
Revenue and other income:
Consumer loans, including past due fees	$247,655	$230,374
Fees and related income on earning assets	78,341	47,905
Other revenue	18,877	11,895
Total operating revenue and other income	344,873	290,174
Other non-operating income	293	532
Total revenue and other income	345,166	290,706

Interest expense	(47,530)	(35,063)
Provision for credit losses	(1,068)	(2,944)
Changes in fair value of loans	(178,345)	(159,171)
Net margin	118,223	93,528

Operating expenses:
Salaries and benefits	(15,503)	(13,312)
Card and loan servicing	(32,152)	(26,822)
Marketing and solicitation	(20,334)	(10,428)
Depreciation	(797)	(654)
Other	(8,569)	(9,491)
Total operating expenses	(77,355)	(60,707)
Income before income taxes	40,868	32,821
Income tax expense	(9,746)	(7,002)
Net income	31,122	25,819
Net loss attributable to noncontrolling interests	398	351
Net income attributable to controlling interests	31,520	26,170
Preferred stock and preferred unit dividends and discount accretion	(3,574)	(6,292)
Net income attributable to common shareholders	$27,946	$19,878
Net income attributable to common shareholders per common share—basic	$1.85	$1.35
Net income attributable to common shareholders per common share—diluted	$1.49	$1.09

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Temporary Equity (Unaudited)

For the Three Months Ended March 31, 2025 and March 31, 2024

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2025	3,301,179	$—	14,904,192	$—	$98,278	$394,628	$(3,543)	$489,363	$40,000	$50,000
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,574)	—	(1,574)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(1,400)	—	(1,400)	—	—
Stock option exercises and proceeds related thereto	—	—	11,300	—	335	—	—	335	—	—
Compensatory stock issuances, net of forfeitures	—	—	9,003	—	—	—	—	—	—	—
Issuance of common stock	—	—	200,000	—	11,588	—	—	11,588	—	—
Issuance of series B preferred stock, net	13,661	—	—	—	313	—	—	313	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	78	78	—	—
Stock-based compensation costs	—	—	—	—	870	—	—	870	—	—
Redemption and retirement of preferred shares and preferred units	—	—	—	—	—	—	—	—	—	(50,000)
Redemption and retirement of common shares	—	—	(27,252)	—	(1,246)	—	—	(1,246)	—	—
Net income (loss)	—	—	—	—	—	31,520	(398)	31,122	—	—
Balance at March 31, 2025	3,314,840	$—	15,097,243	$—	$110,138	$422,574	$(3,863)	$528,849	$40,000	$—

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2024	3,256,561	$—	14,603,563	$—	$87,415	$307,260	$(2,258)	$392,417	$40,000	$100,250
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	—	(75)	—	(75)	—	75
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(597)	—	(597)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,555)	—	(1,555)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(4,065)	—	(4,065)	—	—
Compensatory stock issuances, net of forfeitures	—	—	206,629	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	44,143	—	—	—	1,071	—	—	1,071	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(148)	(148)	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	3	3	—	—
Stock-based compensation costs	—	—	—	—	940	—	—	940	—	—
Redemption and retirement of common shares	—	—	(18,033)	—	(543)	—	—	(543)	—	—
Net income (loss)	—	—	—	—	—	26,170	(351)	25,819	—	—
Balance at March 31, 2024	3,300,704	$—	14,792,159	$—	$88,883	$327,138	$(2,754)	$413,267	$40,000	$100,325

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$31,122	$25,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,600	1,251
Provision for credit losses	1,068	2,944
Deferred income tax expense	9,652	6,919
Income from accretion of discount associated with Loans at amortized cost, net	(6,680)	(6,211)
Income from merchant fees associated with Loans at fair value	(33,577)	(24,264)
Changes in fair value of loans	178,345	159,171
Change in bank partner fees carried at fair value	514	—
Amortization of debt issuance costs	3,550	2,171
Stock-based compensation costs	870	940
Changes in assets and liabilities:
Decrease in lease liability	(762)	(747)
Increase in uncollected fees on earning assets	(62,324)	(42,766)
Increase in income tax liability	55	125
Increase (decrease) in accounts payable and accrued expenses	10,553	(2,417)
Other	(2,414)	(4,139)
Net cash provided by operating activities	131,572	118,796

Investing activities
Proceeds from recoveries on charged off receivables	12,458	11,854
Investments in earning assets	(620,899)	(559,768)
Proceeds from earning assets	496,227	480,443
Purchases and development of property	(2,679)	(64)
Net cash used in investing activities	(114,893)	(67,535)

Financing activities
Noncontrolling interests contributions	78	3
Noncontrolling interests distributions	—	(148)
Proceeds from issuance of common stock	11,588	—
Proceeds from issuance of Series B preferred stock, net of issuance costs	313	1,071
Preferred stock and preferred unit dividends	(5,621)	(6,259)
Proceeds from exercise of stock options	335	—
Purchase and retirement of outstanding stock and preferred units	(51,246)	(543)
Proceeds from issuance of Senior notes, net of issuance costs	17,356	54,560
Proceeds from borrowings	282,994	107,356
Repayment of borrowings	(310,663)	(108,651)
Net cash (used in) provided by financing activities	(54,866)	47,389
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(38,187)	98,650
Cash and cash equivalents and restricted cash equivalents at beginning of period	499,636	383,653
Cash and cash equivalents and restricted cash equivalents at end of period	$461,449	$482,303
Cash and cash equivalents, and restricted cash and cash equivalents at end of period
Unrestricted cash and cash equivalents	$350,390	$444,809
Restricted cash and cash equivalents	111,059	37,494
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$461,449	$482,303
Supplemental cash flow information
Cash paid for interest	$43,077	$33,262
Cash paid for income taxes, net of refunds	$39	$(42)
Accretion of discount associated with issuance of subsidiary equity	$—	$75
Decrease in accrued and unpaid preferred stock and preferred unit dividends	$(2,047)	$(42)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024

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

We compensate our bank partners monthly for the regulatory oversight they provide associated with our acquired receivables, the underlying accounts of which they continue to own and service. This compensation is based on both fixed and variable components dependent on the underlying performance of the acquired receivables (collectively, "Bank partner fees"). As we are obligated to compensate our bank partners for the duration of the underlying account, we recognize the fair value of these Bank partner fees within Card and loan servicing on the accompanying condensed consolidated statements of income on the date we acquire the underlying receivable.

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

Within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing $43 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. Our general purpose credit cards use the Aspire, Imagine and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing that focus exclusively on consumers with higher FICO scores. Atlanticus’ decisioning platform is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

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

Rules enacted by the Consumer Financial Protection Bureau ("CFPB") which could limit the late fees charged to consumers were vacated in April 2025. The Courts determined that the CFPB violated the Credit Card Accountability and Disclosure Act's and the Administrative Procedure Act requirement that penalty fees be "reasonable and proportional" to the violation. In order to mitigate these impacts and continue to serve consumers, our bank partners took a number of steps, from modifying products and policies (such as further tightening the criteria used to evaluate new loans) to changing prices (including increasing interest rates and fees charged to consumers) which are included in our fair value calculations. See Note 6 "Fair Values of Assets and Liabilities" for more information on our fair value measurements.

2.	Significant Accounting Policies and Condensed Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our condensed consolidated financial statements, as well as a description of significant components of our condensed consolidated financial statements. The condensed consolidated financial statements furnished have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables, significantly affect the reported amount (and changes thereon) of our Loans at fair value on our condensed consolidated balance sheets and condensed consolidated statements of income.

In the fourth quarter of 2024, we revised our methodology to correct the cumulative impact of an error in the discounted cash flow analysis used in the calculation of our Loans at fair value. This revision removed the impacts of cash flows associated with subsequent purchases associated with consumer receivables and cash flows on related merchant fees. These changes in the calculation of our Loans at fair value did not result in a restatement of our condensed consolidated financial statements in prior periods due to the immateriality of this error on prior period results. We revised the presentation of our condensed consolidated statement of shareholders’ equity and temporary equity to present the preferred stock and preferred unit dividends on an individual instrument basis, including the dividends per share. We also revised the presentation of our condensed consolidated statement of cash flows to (1) present the income from accretion of discounts associated with loans from amortized cost, net separate from the income from merchant fees associated with loans at fair value, (2) include a reconciliation of the unrestricted cash and cash equivalents and restricted cash and cash equivalents to arrive at the ending cash and cash equivalents and restricted cash at end of period, 3) reclassify lease liability payments to Decrease in lease liability below changes in assets and liabilities and 4) present deferred income tax expense separate from changes in income tax liability. These changes in presentation had no effect on our consolidated total equity or consolidated net cash provided by operating activities or ending cash and cash equivalents and restricted cash, and our historical condensed consolidated statement of shareholders’ equity and temporary equity and condensed consolidated statement of cash flows were revised for consistent presentation. Certain disclosures have been revised to conform to current year presentation.

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

Unrestricted Cash and Cash Equivalents. Unrestricted cash and cash equivalents consist of cash, money market investments and overnight deposits. We consider all highly liquid cash investments with low interest rate risk and original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. We maintain unrestricted cash and cash equivalents for general operating purposes. We maintain our cash and cash equivalents in accounts at regulated domestic financial institutions in amounts that exceed FDIC insured amounts. All cash balances are maintained at well capitalized institutions.

Restricted Cash and Cash Equivalents. Restricted cash includes certain collections on loans, interest and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash balances also include minimum cash balances held in accounts at the request of certain of our business partners.

Loans, Interest and Fees Receivable We maintain two categories of Loans on our condensed consolidated balance sheets: those that are carried at fair value (Loans at fair value) and those that are carried at net amortized cost (Loans at amortized cost). For our Loans at fair value (within our CaaS segment), interest and fees are discontinued when the receivable becomes contractually 90 or more days past due. For our Loans at amortized cost (within our Auto Finance segment), we continue interest and fee billings until the time of charge-off if there is adequate value associated with the underlying asset serving as collateral for the receivable. Once a loan discontinues accruing interest and fees it is ineligible to return to accrual status. We charge off receivables underlying our Loans at fair value, against our Changes in fair value of loans, when they become contractually more than 180 days past due, or 120 days past due if they are enrolled in an installment loan product. We charge off our Loans at amortized cost receivables, against our Allowance for credit losses, when they become contractually between 120 and 180 days past due. For all of our receivables portfolios, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or estate large enough to pay the debt in full.

Loans at fair value. Loans at fair value represent receivables for which we have elected the fair value option (the "Fair Value Receivables"). The Fair Value Receivables are held by entities that qualify as VIEs, and are consolidated onto our condensed consolidated balance sheets, some portfolios of which are unencumbered and some of which are still encumbered under structured or other financing facilities. Loans and finance receivables include accrued and unpaid interest and fees. All receivables associated with our private label credit and general purpose credit cards are included within this category of receivables.

Under the fair value option, fees such as annual fees are taken into income when billed to the consumer or upon loan acquisition and any cost associated with the loan acquisition are expensed in the period incurred. The Company estimates the fair value of the loans using a discounted cash flow model, which considers various unobservable inputs such as credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables. The Company reevaluates the fair value of loans receivable at the close of each measurement period. Changes in the fair value of loans are recorded as a component of "Changes in fair value of loans" in the condensed consolidated statements of income in the period of the fair value changes. Changes in the fair value of loans include the impact of current period charge-offs associated with these receivables.

Further details concerning our loans at fair value are presented within Note 6, "Fair Values of Assets and Liabilities."

Loans at amortized cost, net. Our loans at amortized cost, net, currently consist of receivables associated with our Auto Finance segment’s operations and are presented in the condensed consolidated balance sheets net of the related allowance for credit losses and deferred revenue. We purchased auto loans with outstanding principal of $48.1 million and $61.0 million for the three months ended March 31, 2025 and 2024, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

We show an allowance for credit losses for our loans at amortized cost. A considerable amount of judgment is required to assess the ultimate amount of expected losses on loans at amortized cost, and we regularly evaluate and update our methodologies to determine the most appropriate allowance necessary. Our loans at amortized cost consist of smaller-balance, homogeneous loans in our Auto Finance segment. These loans are further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for credit losses using reasonable and supportable forecasts that analyze some or all of the following attributes unique to each type of receivable pool: historical loss rates on similar loans; current delinquency and roll-rate trends which may indicate consumer loss rates in excess or less than those which historical trends might suggest; the effects of changes in the economy on consumers such as inflation or other macroeconomic changes; changes in underwriting criteria; unfunded commitments (to the extent they are unconditional), and estimated recoveries. The aforementioned inputs are calculated using historical trends over the most recent two year period, and adjusted as needed for current trends and reasonable and supportable forecasts. We may individually evaluate a receivable or pool of receivables for credit losses if circumstances indicate that the receivable or pool of receivables may be at higher risk for non-performance than other receivables (e.g., if a particular retail or auto-finance partner has indications of nonperformance (such as a bankruptcy) that could impact the underlying pool of receivables we purchased from the partner).

Certain of our loans at amortized cost also contain components of deferred revenue related to loan discounts on the purchase of our auto finance receivables. As of March 31, 2025 and December 31, 2024, the weighted average remaining accretion period for the $20.1 million and $19.8 million of deferred revenue reflected in the condensed consolidated balance sheets was 23 and 24 months, respectively.

A roll-forward (in millions) of our allowance for credit losses by class of receivable is as follows:

For the Three Months Ended March 31,	2025			2024
	Notes Receivable	Auto Finance	Total	Notes Receivable	Auto Finance	Total
Allowance for credit losses:
Balance at beginning of period	$(5.9)	$(4.9)	$(10.8)	$—	$(1.8)	$(1.8)
Provision for credit losses	—	(1.1)	(1.1)	—	(2.9)	(2.9)
Charge-offs	—	1.8	1.8	—	1.8	1.8
Recoveries	—	(0.6)	(0.6)	—	(0.5)	(0.5)
Balance at end of period	$(5.9)	$(4.8)	$(10.7)	$—	$(3.4)	$(3.4)

	March 31,	December 31,
As of	2025	2024
Allowance for credit losses:
Balance of Notes Receivable at end of period individually evaluated for impairment	$(5.9)	$(5.9)
Balance of Auto Finance at end of period individually evaluated for impairment	$(1.1)	$(1.2)
Balance of Auto Finance at end of period collectively evaluated for impairment	$(3.7)	$(3.7)
Loans at amortized cost:
Loans at amortized cost	$106.1	$109.0
Loans at amortized cost individually evaluated for impairment	$2.0	$1.5
Loans at amortized cost collectively evaluated for impairment	$104.1	$107.5

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

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans at amortized cost (in millions) as of March 31, 2025 and December 31, 2024 is as follows:

	March 31,	December 31,
As of	2025	2024
30-59 days past due	$6.3	$7.6
60-89 days past due	2.1	3.2
90 or more days past due	4.2	4.7
Delinquent loans at amortized cost	12.6	15.5
Current loans at amortized cost	93.5	93.5
Total loans at amortized cost	$106.1	$109.0
Balance of loans greater than 90-days delinquent still accruing interest and fees	$3.2	$3.7

Loan Modifications and Restructurings

We review our Loans at amortized cost, net, associated with our Auto Finance segment’s operations to determine if any modifications for borrowers experiencing financial difficulty were made that would qualify the receivable as a Financial Difficulty Modification ("FDM"). This could include a restructuring of the loan terms to alleviate the burden of the borrower's near-term cash requirements, such as a modification of terms to reduce or defer cash payments to help the borrower attempt to improve its financial condition. For the three months ended March 31, 2025 and 2024, no Loans at amortized cost qualified as a FDM.

Income Taxes

We experienced effective tax rates of 23.6% and 21.1% for the three months ended March 31, 2025, and 2024, respectively. These effective tax expense rates were above the statutory rate principally due to (1) state and foreign income tax expense, (2) interest accrued on uncertain tax positions, (3) taxes on global intangible low-taxed income, and (4) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees. Offsetting the foregoing items were deductions associated with the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Another offsetting item of a greater magnitude in the three months ended March 31, 2024, versus the three months ended March 31, 2025, was our deduction of income tax expense on debt for tax purposes that was repaid in the three months ended March 31, 2025, such financial instrument which was characterized in our consolidated financial statements as dividend-paying preferred stock.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. Such interest expense was de minimis in both the three months ended March 31, 2025, and 2024.

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

Revenue from Contracts with Customers

The majority of our revenue is earned from financial instruments and is not included within the scope of Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers". We have determined that revenue from contracts with customers would primarily consist of merchant fees and interchange revenues in our CaaS segment and servicing revenue and other customer-related fees in both our CaaS segment and our Auto Finance segment. Interchange fees are earned when our customers’ cards are used over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction and these fees are settled daily. Servicing revenue is generated by meeting contractual performance obligations related to the collection of amounts due on receivables, and is settled with the customer net of our fee, which can be settled daily or monthly. Service charges and other customer related fees are earned from customers based on the occurrence of specific services and are paid by customers per the terms of their credit agreement. Merchant fees paid or received associated with the acquisition of Fair Value Receivables are recognized when the merchant confirms the transaction with us, which fulfills the terms of the associated merchant agreement. None of these revenue streams result in an ongoing obligation beyond what has already been rendered. Revenue from these contracts with customers is included in Consumer loans, including past due fees and Other revenue on our condensed consolidated statements of income. Components (in thousands) of our revenue from contracts with customers is as follows:

For the Three Months Ended March 31, 2025	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$4,706	$—	$4,706
Servicing income	3,974	170	4,144
Service charges and other customer related fees	10,018	9	10,027
Total Other revenue	18,698	179	18,877
Merchant fees (2)	33,577	—	33,577
Total revenue from contracts with customers	$52,275	$179	$52,454

For the Three Months Ended March 31, 2024	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$4,664	$—	$4,664
Servicing income	1,335	200	1,535
Service charges and other customer related fees	5,679	17	5,696
Total Other revenue	11,678	217	11,895
Merchant fees (2)	24,264	—	24,264
Total revenue from contracts with customers	$35,942	$217	$36,159

(1) Interchange revenue is presented net of customer reward expense.

(2) Merchant fees are included in Consumer loans, including past due fees on our condensed consolidated statements of income.

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

On  November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures" ("Topic 280"). Topic 280 enhances disclosures of significant segment expenses and other segment items regularly provided to the chief operating decision maker ("CODM"), extends certain annual disclosures to interim periods and permits more than one measure of segment profit (loss) to be reported under certain conditions. The amendments are effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption to all periods presented is required, and early adoption of the amendments is permitted. The adoption of this guidance did not have a material impact on the Company's financial results and accompanying disclosures. See Note 3, "Segment Reporting" to our condensed consolidated financial statements for additional information.

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

Reportable segment information (in thousands) is as follows:

Three Months Ended March 31, 2025	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$238,503	$9,152	$247,655
Fees and related income on earning assets	78,323	18	78,341
Other revenue	18,698	179	18,877
Total operating revenue and other income	335,524	9,349	344,873
Other non-operating income	7	286	293
Total revenue and other income	335,531	9,635	345,166
Interest expense	(46,984)	(546)	(47,530)
Provision for credit losses	(25)	(1,043)	(1,068)
Changes in fair value of loans	(178,345)	—	(178,345)
Net margin	110,177	8,046	118,223
Operating expenses:
Salaries and benefits	(14,286)	(1,217)	(15,503)
Card and loan servicing	(28,857)	(3,295)	(32,152)
Marketing and solicitation	(20,327)	(7)	(20,334)
Depreciation	(778)	(19)	(797)
Other	(7,534)	(1,035)	(8,569)
Total operating expenses	(71,782)	(5,573)	(77,355)
Income before income taxes	$38,395	$2,473	$40,868
Total assets	$3,185,715	$86,450	$3,272,165

Three Months Ended March 31, 2024	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$220,039	$10,335	$230,374
Fees and related income on earning assets	47,885	20	47,905
Other revenue	11,677	218	11,895
Total operating revenue and other income	279,601	10,573	290,174
Other non-operating income	282	250	532
Total revenue and other income	279,883	10,823	290,706
Interest expense	(34,236)	(827)	(35,063)
Provision for credit losses	—	(2,944)	(2,944)
Changes in fair value of loans	(159,171)	—	(159,171)
Net margin	86,476	7,052	93,528
Operating expenses:
Salaries and benefits	(11,891)	(1,421)	(13,312)
Card and loan servicing	(23,458)	(3,364)	(26,822)
Marketing and solicitation	(10,396)	(32)	(10,428)
Depreciation	(636)	(18)	(654)
Other	(8,281)	(1,210)	(9,491)
Total operating expenses	(54,662)	(6,045)	(60,707)
Income before income taxes	$31,814	$1,007	$32,821
Total assets	$2,682,189	$105,026	$2,787,215

4.	Shareholders’ Equity and Preferred Stock

During the three months ended March 31, 2025 and 2024, we repurchased and contemporaneously retired 27,252 shares and 18,033 shares of our common stock at an aggregate cost of $1.2 million and $0.5 million, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

No shares of Series B Preferred Stock were repurchased in the three months ended March 31, 2025 and 2024.

ATM Programs

On August 10, 2022, we entered into an At Market Issuance Sales Agreement (the "Preferred Stock Sales Agreement") providing for the sale by the Company of up to an aggregate offering price of $100.0 million of our (i) Series B preferred stock and (ii) 6.125% Senior Notes due 2026 (the "2026 Senior Notes") from time to time through a sales agent, in connection with the Company's Series B preferred stock and 2026 Senior Notes "at-the-market" offering program (the "Preferred Stock ATM Program"). On August 26, 2024, we amended and restated the Preferred Stock Sales Agreement to remove our 2026 Senior Notes and to include our 9.25% Senior Notes due 2029 (the "2029 Senior Notes") in the Preferred Stock ATM Program. On December 29, 2023, the Company entered into an At-The-Market Sales Agreement (the "Common Stock Sales Agreement") providing for the sale by the Company of its common stock, no par value per share, up to an aggregate offering price of $50.0 million, from time to time to or through a sales agent, in connection with the Company’s common stock ATM Program ("Common Stock ATM Program"). Sales pursuant to both the Preferred Stock Sales Agreement and Common Stock Sales Agreement, if any, may be made in transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on or through the NASDAQ Global Select Market. The sales agents will make all sales using commercially reasonable efforts consistent with their normal trading and sales practices up to the amount specified in, and otherwise in accordance with the terms of, the placement notices.

During the three months ended March 31, 2025 and 2024, we sold 13,661 shares and 44,143 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $0.3 million and $1.1 million, respectively. During the three months ended March 31, 2025 and 2024, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three months ended March 31, 2025 and 2024, we sold $17.7 million and $0, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $17.4 million and $0, respectively.

During the three months ended March 31, 2025 and 2024, we sold 200,000 and 0 common shares, respectively, under the Company’s Common Stock ATM Program for net proceeds of $11.6 million and $0, respectively.

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carried a 16% preferred return to be paid quarterly. The units had both call and put rights and were subject to various covenants including a minimum book value. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction were used for general corporate purposes. During the year ended December 31, 2024, we redeemed 50.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In March 2025, we redeemed the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In periods where present, we have included the issuance of these Class B preferred units as temporary noncontrolling interest on the condensed consolidated balance sheets. Dividends paid on the Class B preferred units were deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 11, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2025 and December 31, 2024 fair values and carrying amounts of (1) our assets that are carried at fair value in our condensed consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of March 31, 2025 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$93,494	$81,238
Loans at fair value	$—	$—	$2,668,503	$2,668,503

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

Assets – As of December 31, 2024 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$95,871	$84,332
Loans at fair value	$—	$—	$2,630,274	$2,630,274

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are carried at fair value in our condensed consolidated financial statements, gains and losses associated with fair value changes are detailed on our condensed consolidated statements of income as a component of Changes in fair value of loans. Variations in the three month U.S. Treasury bill rate over the measurement period are used to determine the portion of change in fair value considered to be attributable to changes in instrument-specific credit risk. These variations are applied to the period end discount rate we use to determine fair value. For our loans included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs. For the three months ended March 31, 2025 and 2024, we estimate the portion of fair value changes considered to be attributable to changes in instrument-specific credit risk to be $9.3 million and $(6.5) million, respectively.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2025 and 2024:

	Loans at Fair Value
	2025		2024
Balance at January 1,		$2,630,274		$2,173,759
Changes in fair value of loans at fair value, included in earnings	55,164		72,508
Changes in fair value due to current period principal charge-offs, net of recoveries (1)	(163,533)		(167,956)
Changes in fair value due to current period finance and fee charge-offs (1)	(69,976)		(63,723)
Total Changes in fair value of loans (2)		(178,345)		(159,171)
Purchases		612,991		530,095
Finance and fees, added to the account balance		288,923		248,075
Settlements		(685,340)		(642,122)
Balance at March 31,(3)		$2,668,503		$2,150,636
Aggregate unpaid gross balance of loans carried at fair value		$2,706,264		$2,318,104
Change in unrealized losses for the period included in earnings (or changes in net assets) for assets held at the end of the period		$55,164		$72,508
(1)	Reflects the current period charge-offs (net of recoveries) of loans at fair value.
(2)	Total Changes in fair value of loans is included in our condensed consolidated statements of income.
(3)	As of March 31, 2025 and March 31, 2024, the aggregate unpaid principal balance included within loans at fair value was $2,462 million and $2,105 million, respectively.

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

The fair value of loans we acquire associated with our retail partners are typically lower than the aggregate unpaid gross balance of the underlying loans due to loan originations by our bank partners that contain below market interest rates or fees charged to consumers. Under agreements with our bank partners, we are required to purchase these receivables for amounts that may be in excess of fair value. In these instances, a fair value assessment that is less than the purchase price of the receivable can occur on the date we initially acquire the receivable, resulting in a loss on acquisition of the receivable. This negative fair value assessment is included in Changes in fair value of loans on our condensed consolidated statements of income.

In cases where we acquire these below market receivables, we charge merchant fees to our retail partners to facilitate the transaction and ensure we earn adequate returns. These merchant fees are based on the value of the goods purchased from our retail partners, the consumer’s credit risk and the terms of our bank partners' related product offering. These fees are recognized upon completion of our services, which coincides with the funding of the loan by our bank partners, in Consumer loans, including past due fees on our condensed consolidated statements of income. These merchant fees often offset the negative impact of the initial acquisition of the underlying receivable. As such, it is not always necessary for us to collect the aggregate unpaid gross balance of the underlying receivable to achieve desired returns.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2025 and December 31, 2024 fair values and carrying amounts of our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities

Loan purchase commitment	$—	$—	$327	$327
Bank partner fees carried at fair value	$—	$—	$14,158	$14,158
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$2,162,132	$2,169,220
Amortizing debt facilities	$—	$—	$5,412	$5,412
Senior notes, net	$305,120	$—	$—	$299,656

Liabilities – As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities

Loan purchase commitment	$—	$—	$285	$285
Bank partner fees carried at fair value	$—	$—	$13,644	$13,644
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$2,149,933	$2,193,993
Amortizing debt facilities	$—	$—	$5,455	$5,455
Senior notes, net	$281,703	$—	$—	$281,552

Bank partner fees carried at fair value in accordance with ASC 815, "Derivatives and Hedging", reflect the estimated fair value of future compensation we owe our bank partners associated with the regulatory oversight and other services they provide on our acquired receivables, the underlying accounts of which they continue to own and service. This compensation is based on both a fixed and variable component, dependent on the underlying performance of the acquired receivables. We estimate the present value of this compensation using internally-developed estimates of payment rates and discount rates. We recognize the fair value of these Bank partner fees within Card and loan servicing on the accompanying condensed consolidated statements of income on the date we acquire the underlying receivable.

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

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2025 and  December 31, 2024 concerning certain assets we carry at fair value are as follows:

	Loans at Fair Value Pledged as Collateral under Structured Financings
	As of March 31, 2025	As of December 31, 2024
Aggregate unpaid gross balance of loans carried at fair value	$2,706,264	$2,724,782
Aggregate unpaid principal balance included within loans at fair value	$2,462,012	$2,472,999
Aggregate fair value of loans at fair value	$2,668,503	$2,630,274
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$30,102	$32,781
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$132,705	$145,099

7.	Variable Interest Entities

The Company contributes the vast majority of receivables to VIEs. These entities are sometimes established to facilitate third party financing. When assets are contributed to a VIE, they serve as collateral for the debt securities issued by that VIE. The evaluation of whether the entity qualifies as a VIE is based upon the sufficiency of the equity at risk in the legal entity. This evaluation is generally a function of the level of excess collateral in the legal entity. We consolidate VIEs when we hold a variable interest and we have exposure to loss that has the potential to be significant and therefore, are the primary beneficiary. Through our role as servicer, we have the responsibility to service the receivables (in accordance with defined servicing procedures on behalf of our bank partner), and as such, have the ability to significantly impact the economic performance of those VIEs. In certain circumstances we guarantee the performance of the underlying debt or agree to contribute additional collateral when necessary, which results in retention of exposure to loss that has the potential to be significant. As a result, the Company is the primary beneficiary and consolidates the VIEs. When collateral is pledged, it is not available for the general use of the Company and can only be used to satisfy the related debt obligation. The results of operations and financial position of consolidated VIEs are included in our condensed consolidated financial statements. The Company consolidates all VIEs.

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	March 31, 2025	December 31, 2024
Unrestricted cash and cash equivalents	$164.3	$140.2
Restricted cash and cash equivalents	86.9	98.8
Loans at fair value	2,622.4	2,542.9
Total Assets held by VIEs	$2,873.6	$2,781.9
Notes Payable, net held by VIEs	$2,137.6	$2,128.0

8.	Leases

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

	For the Three Months Ended March 31,
	2025	2024
Operating lease cost, gross	$782	$627
Sublease income	(24)	(24)
Net Operating lease cost	$758	$603
Cash paid under operating leases, gross	$762	$747

Weighted average remaining lease term - months	108	119
Weighted average discount rate	7.1%	6.6%

As of March 31, 2025, scheduled payments of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2025 (Remainder of 2025)	$2,320	$(75)	$2,245
2026	3,792	(42)	3,750
2027	3,680	—	3,680
2028	3,583	—	3,583
2029	3,466	—	3,466
Thereafter	16,704	—	16,704
Total lease payments	33,545	(117)	33,428
Less imputed interest	(9,400)
Operating lease liabilities	$24,145

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

We exercised an expansion right under the Headquarters lease to add an additional 26,133 square feet (the "Expansion space") at our corporate headquarters. The Expansion space term commenced on December 23, 2024. The Expansion space co-terminates with the Headquarters lease. The other lease terms for the Expansion space are the same as those for the initial space leased under the Headquarters lease. The total remaining commitment under this lease is approximately $31.9 million and is included in the table above.

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our condensed consolidated financial statements. As of March 31, 2025, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of March 31, 2025 and  December 31, 2024 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	March 31, 2025	December 31, 2024

Revolving credit facilities at a weighted average interest rate equal to 7.1% as of March 31, 2025 (7.0% as of December 31, 2024) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $2,792.5 million as of March 31, 2025 ($2,723.5 million as of December 31, 2024)

Revolving credit facility, not to exceed $65.0 million (expiring December 1, 2026) (1) (2) (3)	$31.6	$36.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2026) (2) (3) (4) (5)	49.8	49.8
Revolving credit facility, not to exceed $100.0 million (expiring December 15, 2025) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $75.0 million (expiring July 20, 2026) (2) (3) (4) (5)	66.8	74.6
Revolving credit facility, not to exceed $40.0 million (expiring April 7, 2028) (2) (3) (4) (5)	12.5	14.5
Revolving credit facility, not to exceed $50.0 million (expiring July 15, 2027) (2) (3) (4) (5)	49.7	50.0
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $233.3 million (expiring May 15, 2026) (3) (4) (5) (6)	233.3	283.3
Revolving credit facility, not to exceed $325.0 million (expiring November 15, 2028) (2) (3) (4) (5) (6)	325.0	325.0
Revolving credit facility, not to exceed $158.3 million (expiring August 5, 2026) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2027) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $25.0 million (expiring August 30, 2027) (2) (3) (4) (5)	12.5	12.5
Revolving credit facility, not to exceed $300.0 million (expiring February 15, 2028) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $150.0 million (expiring May 17, 2027) (3) (4) (5) (6)	150.0	150.0
Revolving credit facility, not to exceed $250.0 million (expiring November 15, 2028) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $150.0 million (expired April 28, 2025) (2) (3) (4) (5) (6)	—	140.0
Revolving credit facility, not to exceed $32.8 million (expired April 28, 2025) (2) (3) (4)	—	30.0
Revolving credit facility, not to exceed $100.0 million (expiring January 16, 2029) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $200.0 million (expiring September 15, 2028) (3) (4) (5) (6)	200.0	—
Revolving credit facility, not to exceed $200.0 million (expiring September 15, 2027) (3) (4) (5) (6)	10.0	—

Other facilities
Other debt	5.4	5.5
Total notes payable before unamortized debt issuance costs and discounts	2,196.6	2,221.3
Unamortized debt issuance costs and discounts	(22.0)	(21.9)
Total notes payable outstanding, net	$2,174.6	$2,199.4

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

As of March 31, 2025, the Prime Rate was 7.50%, the Term Secured Overnight Financing Rate ("Term SOFR") was 4.32% and the Secured Overnight Financing Rate ("SOFR") was 4.41%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $49.8 million was drawn as of March 31, 2025). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to SOFR plus 3.0%. The facility matures on October 30, 2026 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $31.6 million was drawn as of March 31, 2025). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to SOFR plus a range between 2.25% and 2.6% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of March 31, 2025, the facility's borrowing limit was $65.0 million and the facility matures on December 1, 2026. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $75.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $66.8 million was drawn as of March 31, 2025). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term Secured Overnight Financing Rate ("Term SOFR") plus 3.6%. An amendment was completed in December 2024 that extended the maturity to July 20, 2026. There were no other material changes to the existing terms. The facility is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered a revolving credit facility to sell up to an aggregate $100.0 million of notes that are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of March 31, 2025) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes equals the SOFR plus 3.75%. The facility matures on December 15, 2025, and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. As of March 31, 2025, the aggregate borrowing limit was $100.0 million.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $40.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $12.5 million was drawn as of March 31, 2025). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 2.85%. The facility matures on April 7, 2028. The note is guaranteed by Atlanticus.

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million borrowing limit (of which $49.7 million was drawn as of March 31, 2025) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the Prime Rate or 4%. The facility matures on July 15, 2027 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In June 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

In November 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS (of which $233.3 million was outstanding as of March 31, 2025) secured by certain credit card receivables (expiring May 15, 2026). The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 3.53%.

In May 2022, we (through a wholly owned subsidiary) entered a (as subsequently amended) $325.0 million ABS agreement (of which $325.0 million was drawn as of March 31, 2025) secured by certain credit card receivables (expiring November 15, 2028). The terms of the ABS allow for a five-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.33%.

In  August 2022, we (through a wholly owned subsidiary) entered a (as subsequently amended) $158.3 million ABS agreement secured by certain credit card receivables (of which $0 was outstanding as of March 31, 2025) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on the Term SOFR plus 4.2%. The facility matures on (as subsequently amended) August 5, 2026.

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

In May 2023, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $12.5 million was drawn as of March 31, 2025). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 3.75%. The facility matures on (as subsequently amended) August 30, 2027 and is subject to certain covenants and restrictions of which the failure could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

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

In July 2024, we (through a wholly owned subsidiary) sold $150.0 million of ABS secured by certain private label credit receivables of which $0.0 million was drawn as of March 31, 2025. The facility matured on (as subsequently amended) April 28, 2025. The proceeds were invested in the acquisition of receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 2.15%. In conjunction with this financing, we (through as wholly owned subsidiary) also entered a revolving credit facility with a $32.8 million revolving limit of which $0.0 million was drawn as of March 31, 2025. The facility matured on (as subsequently amended) April 28, 2025. This facility is secured by related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 2.5%.

In December 2024, we (through a wholly owned subsidiary) sold $100.0 million of ABS secured by certain credit card receivables (expiring January 16, 2029). The terms of the ABS allow for a 30-month revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 7.78%.

In March 2025, we (through a wholly owned subsidiary) sold $200.0 million of ABS secured by certain private label credit receivables (expiring September 15, 2028). A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our private label credit receivables, noted above, and the remaining proceeds were invested in the acquisition of receivables. The terms of the ABS allow for a 25-month revolving structure with an 18-month amortization period. The interest rate on the securities is fixed at 6.60%.

In  March 2025, we (through a wholly owned subsidiary) entered a $200.0 million ABS agreement secured by certain private label credit card receivables (of which $10.0 million was outstanding as of March 31, 2025) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on a commercial paper rate plus 2.00%. The facility matures on  September 15, 2027.

As of March 31, 2025, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In  November 2021, we issued $150.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three months ended March 31, 2025 and 2024 totaled $0.4 million and $0.4 million, respectively. We repurchased $0.0 and $0.4 million of the outstanding principal amount of these 2026 Senior Notes in the three months ended March 31, 2025 and 2024, respectively.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 2029 Senior Notes. In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three months ended March 31, 2025 and 2024 totaled $0.3 million and $0.1 million, respectively.

The 2026 Senior Notes and 2029 Senior Notes are collectively included on our condensed consolidated balance sheet as "Senior Notes, net." See Note 4 "Shareholders' Equity and Preferred Stock" for more information.

10.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $2.6 billion at March 31, 2025. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of March 31, 2025, CAR had unfunded outstanding floor-plan financing commitments totaling $9.6 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines and is not unconditional.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $22.7 million remains pledged as of March 31, 2025 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of March 31, 2025, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period when we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling with our issuing bank partners in a credit protection program, which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $106.2 million as of March 31, 2025. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

Concentrations

We acquire all of our fair value receivables under agreements with two third-party originating institutions.

Our top five retail partnerships accounted for over 75% of our private label receivables outstanding as of March 31, 2025. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns, growth (or contraction) within retail locations and consumer application volumes that retail partners may direct to our bank partners versus competitors that offer similar financing products. During the three months ended March 31, 2025 and 2024, we had receivable purchases from our top five retail partners of the following (in millions):

	Gross Purchases
	For the Three Months Ended March 31,
Largest Retail Partners	2025	2024
1	$146.4	$42.7
2	$32.8	$36.3
3	$19.0	$22.3
4	$18.7	$20.8
5	$17.6	$11.7

Our general purpose credit card and private label credit receivables base is spread across individual consumers in the U.S. As of March 31, 2025, only one state (Texas) had receivables concentration in excess of 10% of our total pool of receivables.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income attributable to controlling interests	$31,520	$26,170
Preferred stock and preferred unit dividends and discount accretion	(3,574)	(6,292)
Net income attributable to common shareholders—basic	27,946	19,878
Effect of dilutive preferred stock dividends and discount accretion	600	597
Net income attributable to common shareholders—diluted	$28,546	$20,475
Denominator:
Basic (including unvested share-based payment awards) (1)	15,115	14,673
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,070	4,051
Diluted (including unvested share-based payment awards) (1)	19,185	18,724
Net income attributable to common shareholders per share—basic	$1.85	$1.35
Net income attributable to common shareholders per share—diluted	$1.49	$1.09

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 352,266 for the three months ended March 31, 2025 compared to 293,578 for the three months ended March 31, 2024, respectively.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the three months ended March 31, 2024. There were no such anti-dilutive stock options for the three months ended March 31, 2025.

For the three months ended March 31, 2025 and 2024, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 5, "Redeemable Preferred Stock," for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the "ESPP") and the Fourth Amended and Restated 2014 Equity Incentive Plan (the "Fourth Amended 2014 Plan"). Our ESPP provides that we may issue up to 500,000 shares of our common stock under the plan. Our Fourth Amended 2014 Plan provides that we may grant equity awards representing up to 5,750,000 options on or shares of our common stock to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of March 31, 2025, 41,169 shares remained available for issuance under the ESPP and 1,970,518 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vesting under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three months ended March 31, 2025 and 2024.

Restricted Stock and Restricted Stock Units

During the three months ended March 31, 2025 and 2024, we granted 9,003 shares and 206,629 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $0.4 million and $6.4 million, respectively. We incurred expenses of $0.9 million and $0.9 million during the three months ended March 31, 2025 and 2024, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our condensed consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of March 31, 2025, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $6.0 million with a weighted-average remaining amortization period of 3.3 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

The table below includes additional information about outstanding restricted stock and restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	377,353	$31.56
Issued	9,492	$45.98
Vested	(78,620)	$31.96
Forfeited	(489)	$30.75
Outstanding at March 31, 2025	307,736	$31.90

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0 million and $0.1 million related to stock option-related compensation costs during the three months ended March 31, 2025 and 2024, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	160,391	$31.30
Issued	—	$—
Exercised	(300)	$15.30
Expired/Forfeited	—	$—
Outstanding at March 31, 2025	160,091	$31.33	1.0	$3,173,576
Exercisable at March 31, 2025	160,091	$31.33	1.0	$3,173,576

No options were issued during the three months ended March 31, 2025 and 2024. We had no unamortized deferred compensation costs associated with non-vested stock options at both  March 31, 2025 and December 31, 2024. Upon exercise of outstanding options, the Company issues new shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2024, where certain terms have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We base these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks, including the factors discussed in "Risk Factors" in Part II, Item 1A and elsewhere in this Report, that our actual experience will differ materially from these expectations. For more information, see "Cautionary Notice Regarding Forward-Looking Statements" below.

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

Credit as a Service Segment

Currently, within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing $43 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. Our general purpose credit cards use the Aspire, Imagine and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers.

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

All finance charges, fees and merchant fees are recognized into earnings through our Consumer loans, including past due fees (consisting of interest income, including finance charges, late payment fees on loans and merchant fees), Fees and related income on earning assets (consisting of annual or monthly maintenance fees, cash advance fees and other fees directly associated with the extension of credit) and Other revenue (consisting of servicing income, service charges and other customer related fees), on our condensed consolidated statements of income when they are billed to consumers or, in the case of merchant fees, upon completion of our services, which coincides with the funding of the loan by our bank partners. We value these loans and fee receivables within Changes in fair value of loans on our condensed consolidated statements of income to reflect our best estimate of ongoing economics and cash flows associated with existing consumer accounts including future estimates of finance and fee billings and consumer payment rates typical of the assumptions a market participant would use to calculate fair value.

Our credit and other operations are heavily regulated, potentially causing us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See "Consumer and Debtor Protection Laws and Regulations—CaaS Segment" in Part I, Item 1 of our Annual Report on Form 10-K and "We operate in a heavily regulated industry" in Part II, Item 1A, "Risk Factors" contained in this Report.

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

Private Label Credit

Our bank partners work with both us and with our retail partners to provide financing options to retail consumers. These financing options vary by retail partner and consists of a range in APRs of 0% - 36% and a range in merchant fees of 0% - 65%. Merchant fees are paid to us by our retail partners to facilitate transactions between our retail partners and its consumers by connecting our bank partners with the retail partners’ consumers. The merchant fees vary by retail partner, and are based on the value of the goods purchased from our retail partners and consider factors such as the consumer’s credit risk and the terms of our bank partners' related product offering. Merchant fees are paid to us by our retail partners at the time our bank partners remit funds to the retail partner for a consumer transaction. These merchant fees are used to enhance the overall return on receivables we acquire when contractual APRs or other terms are insufficient due to promotional or other below market pricing retail merchants may offer to consumers (such as 0% APR offers). These fees are recognized upon completion of our services, which coincides with the funding of the loan by our bank partners, in Consumer loans, including past due fees on our condensed consolidated statements of income. These merchant fees often offset the loss associated with the initial acquisition of the underlying receivable. As such, it is not always necessary for us to collect the aggregate unpaid gross balance of the underlying receivable to achieve desired returns.

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

Auto Finance Segment

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of March 31, 2025, our CAR operations served over 670 dealers in 33 states and two U.S. territories. The core operations continue to achieve profitability and generate positive cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2025	2024	from 2024 to 2025
Total operating revenue and other income	$344,873	$290,174	$54,699
Other non-operating income	293	532	(239)
Interest expense	(47,530)	(35,063)	12,467
Provision for credit losses	(1,068)	(2,944)	(1,876)
Changes in fair value of loans at fair value	(178,345)	(159,171)	19,174
Net margin	118,223	93,528	24,695
Operating expenses:
Salaries and benefits	(15,503)	(13,312)	2,191
Card and loan servicing	(32,152)	(26,822)	5,330
Marketing and solicitation	(20,334)	(10,428)	9,906
Depreciation	(797)	(654)	143
Other	(8,569)	(9,491)	(922)
Total operating expenses:	(77,355)	(60,707)	16,648

Net income	$31,122	$25,819	$5,303
Net loss attributable to noncontrolling interests	398	351	47
Net income attributable to controlling interests	$31,520	$26,170	$5,350
Net income attributable to controlling interests to common shareholders	$27,946	$19,878	$8,068

 Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Total operating revenue and other income. Total operating revenue and other income consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) interchange and servicing income on loan portfolios and other customer related fees.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased to $2,706.3 million as of March 31, 2025, from $2,317.6 million as of March 31, 2024. We experienced growth in total operating revenues for both our general purpose credit card and our private label credit receivables for the three months ended March 31, 2025, when compared to the same period in 2024. These increases were primarily due to quarterly growth in both new credit card and private label customers serviced, the total accounts of which increased over 230,000 as of March 31, 2025 when compared to March 31, 2024 and also due to the recognition of merchant fees associated with new private label receivable acquisitions, which increased $9.3 million quarter over quarter. Growth also reflected increased fee and finance pricing requirements for all new receivable acquisitions in response to increased costs of capital used to finance these receivable acquisitions.

The relative mix of receivable acquisitions can lead to some variation in our corresponding revenue as general purpose credit card receivables typically generate higher gross yields than private label credit receivables do. We are currently experiencing continued period-over-period growth in private label credit and general purpose credit card receivables—growth that we expect to result in net period-over-period growth in our total interest income and related fees for these operations throughout 2025. During 2024 we experienced higher growth rates for our private label credit receivables than for our general purpose credit card receivables. As discussed above, these private label receivables typically generate lower gross yields than our general purpose credit card receivables. This growth in private label credit receivables, relative to growth in general purpose credit card receivables offset some of the increased fee and finance pricing requirements discussed above. We expect growth in our private label credit receivables to exceed growth in our general purpose receivables through the second quarter of 2025.

Future periods’ growth is dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and the level of marketing investment for the general purpose credit card operations. Other revenue on our condensed consolidated statements of income consists of servicing income, service charges and other customer related fees. Growth in customer related fees was largely due to the use of new marketing channels which increased customer engagement with these products. When coupled with increases in interchange revenues which are largely impacted by growth in our receivables, this resulted in an increase in this category of revenues for the quarter ended March 31, 2025, when compared to the same period in 2024. See Note 2, "Significant Accounting Policies and Condensed Consolidated Financial Statement Components" to our condensed consolidated financial statements for additional information related to this revenue from contracts with customers. Interchange fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. The above discussions on expectations for finance, fee and other income are based on our current expectations.

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

Interest expense. Variations in interest expense are due to new borrowings and increased costs of capital associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 9, "Notes Payable," to our condensed consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased to $2,137.6 million as of March 31, 2025, from $1,795.4 million as of March 31, 2024. Interest expense increased $12.5 million for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. The majority of this increase in outstanding debt relates to the addition of multiple credit facilities in 2024 and 2025 associated with growth in our card and loan receivables, coupled with the issuances of 9.25% Senior Notes due 2029 (the "2029 Senior Notes"). Recent increases in the effective interest rates on debt have increased our interest expense as we have raised additional capital (or replaced existing facilities) over the last two years. We anticipate additional debt financing over the next few quarters as we continue to grow coupled with higher effective interest rates on new debt compared to rates on maturing debt. As such, we expect our quarterly interest expense for these operations to increase compared to prior periods.

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

We have experienced a period-over-period decrease of $1.9 million in our provision for credit losses (when comparing the three months ended March 31, 2025 to the same period in 2024) primarily associated with lower receivable balances and decreases in loss estimates associated with our Auto Finance segment's floorplan loans. Most risk of loss in our Auto Finance segment is widely diversified with consumer auto loans across the U.S. Floorplan loans offered to dealers to finance auto inventory increase our exposure to loss not only for the amount of a floorplan loan but also for specific dealer related consumer loans. We take several steps to mitigate this risk including holding title to the underlying collateral, ongoing reassessments of collateral value and regular audits at participating dealer locations. Nevertheless, the timing of losses is difficult to predict. Recent stress noted at some dealer locations is incorporated into our loss estimates for floorplan and consumer loans and resulted in increased provisions for credit losses during 2024. With these increased loss rates incorporated in our current allowance for credit losses, we do not expect to see increases in year over year amounts absent significant growth in the associated receivables. See Note 2, "Significant Accounting Policies and Condensed Consolidated Financial Statement Components," to our condensed consolidated financial statements for further credit quality statistics and analysis.

Changes in fair value of loans. We experienced losses in our total Changes in fair value of loans of $178.3 million for the three months ended March 31, 2025. This compares to losses of $159.2 million for the three months ended March 31, 2024. Changes in fair value of loans includes 1) current period principal and finance charge-offs of fair value receivables, 2) the normal accretion of fair value related to finance charges and fees in excess of the contractual amounts billed, which is recognized in revenue during the period, and gains typically recognized in earnings as the fair value of finance charges and fees is greater than the contractual amounts billed during a period, 3) losses on acquisitions of our private label receivables and 4) the impact of changes in the assumptions underlying receivables at the end of the measurement period. The increase in losses in Changes in fair value of loans for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024, were largely due to a decrease in the Changes in fair value of loans at fair value, included in earnings, which totaled $55.2 million for the three months ended March 31, 2025 compared to $72.5 million for the three months ended March 31, 2024. Results impacting the $55.2 million and $72.5 million of Changes in fair value of loans at fair value, included in earnings for the three months ended March 31, 2025 and 2024, respectively, are as follows: 1) net gains of $31.4 million associated with the normal accretion of fair value related to finance charges and fees in excess of the contractual amounts billed, which is recognized in revenue during the period, and gains typically recognized in earnings as the fair value of finance charges and fees is greater than the contractual amounts billed during a period (compared to $34.9 million of such gains for the three months ended March 31, 2024), 2) net losses of $37.7 million on the acquisition of private label credit receivables, which often have below market pricing and for which we often receive merchant fees which ensure we earn adequate returns (compared to $28.7 million of such losses for the three months ended March 31, 2024) and 3) net gains of $61.5 million (compared to $66.3 million of such increase for the three months ended March 31, 2024) related to favorable changes in fair value assumptions due to improvements in the underlying performance in the form of improved delinquencies and improved net returns. Marginally contributing to this decline in Changes in fair value of loans were slight increases in principal and finance charge-offs (net of recoveries), which totaled $233.5 million for the three months ended March 31, 2025, compared to $231.7 million for the three months ended March 31, 2024. These charge-offs increased period over period primarily due to overall increases in our acquisition and relative mix of receivables and not due to specific changes in the underlying performance of the receivables (see additional discussion related to delinquencies and charge-offs below).

For all periods presented, we included asset performance degradation in our forecasts to reflect both changes in assumed asset level economics and the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that current trends would suggest. In recent periods we have removed some of this expected degradation based on observed asset stabilization, implementation of product, policy, and pricing changes and an improved inflation environment. See Note 6 "Fair Values of Assets and Liabilities" to our condensed consolidated financial statements included herein for further discussion of this calculation. We may, however, adjust our forecasts to reflect observed macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Tightened underwriting standards shifted new receivable acquisitions to consumers at the higher end of the FICO bands in which our bank partners participate, presumably resulting in improved overall credit performance of our acquired receivables. When coupled with those existing assets negatively impacted by inflation gradually becoming a smaller percentage of the outstanding portfolio, we expect to see overall improvements in the measured fair value of our portfolios of acquired receivables. As part of our analysis to determine the fair value of our receivables, we look at several key factors that influence the overall fair value. Qualitative discussion of these factors is as follows:

Gross yield, net of finance charge charge-offs – We utilize gross yield, net of finance charge charge-offs in our fair value assessments to best reflect the expected net collected yield on fee billings on our receivables. As the size and composition of our portfolio fluctuates, or as we experience periods of growth or decline in our acquisition of new receivables, this rate can fluctuate. We have experienced marginal increases in our weighted-average, Gross yield, net of finance charge charge-offs rate used in our fair value calculations as of March 31, 2025, when compared to rates used as of March 31, 2024 largely due to a shift in the overall portfolio mix towards private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. Our general purpose credit card receivables experienced an increase in this same rate for the noted periods due to the aforementioned product, policy, and pricing changes which contributed to the $55.2 million of net gains noted above for the three months ended March 31, 2025. As these product policy and pricing changes continue to further positively impact both newly acquired and existing private label credit receivables and general purpose credit card receivables, we expect our gross yield, net of finance charge charge-offs rate to increase over time although the pace and timing of purchases for new general purpose credit card receivables, relative to those of private label credit receivables, could result in near term declines in this rate. The acquisition of private label credit receivables, particularly those noted above, is largely seasonal in nature, peaking in the second and third quarters of each year. As a result, we would expect this weighted average rate to decrease in those periods absent the offset of our higher yielding general purpose credit card receivables acquired during the same period. While our bank partners have enacted product, policy, and pricing changes on our existing receivables (and all newly acquired receivables), some of these changes will take several quarters to be fully realized.

Payment Rate – Our total portfolio payment rate has declined marginally over time largely due to the increased relative weight of acquisitions of private label credit receivables to our overall pool of receivables and did not contribute meaningfully to shifts in the fair value of receivables noted above. These receivables tend to include less finance and fee billings that factor into monthly payment amounts (due to associated merchant fee billings that provide us adequate returns on the receivables) and have payment terms that extend over longer periods. As a result, payment rates on private label credit receivables are naturally lower than those associated with our general purpose credit card receivables. This was particularly influenced by strong growth in the aforementioned private label credit receivables acquired during the second and third quarters of 2024 that have limited loss exposure and tend to have longer associated terms and lower effective payment rates. This decline in payment rates is not evident in our credit card portfolio, which maintained relatively stable payment rates for the quarters ended March 31, 2025 and 2024.

Servicing Rate – Our servicing rate has fluctuated marginally over time as we continue to implement processes and strategies to more efficiently and effectively service the accounts underlying our outstanding receivables portfolios. As delinquent accounts tend to have a higher cost of servicing, recent trending declines in our receivables that are 90 or more days past due also has resulted in lower expected future costs. We expect our servicing rate will remain relatively consistent over the next several quarters and as such, do not expect changes in our Servicing Rate to create a meaningful impact in our fair value calculations.

Expected Net Principal Credit Loss Rate – Our Expected net principal credit loss rate is chiefly impacted by the relative makeup of receivables within our pools rather than changes in expected performance of those underlying pools. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners, particularly in the second and third quarters of 2024, our Expected net principal credit loss rate has decreased. Additionally, we have noted reductions in the Expected net principal credit loss rate associated with our general purpose credit card receivables, which have shown continued overall improvements in delinquency rates. With growth in the acquisition of our private label credit receivables, particularly those noted above with limited loss exposure, and growth in better performing general purpose credit card receivables, we expect this weighted average rate to decrease over the next several quarters (when compared to similar periods in prior years) before stabilizing. As changes in expected losses for receivables at the individual pool level did not change meaningfully, the overall impact on our fair value calculation was not meaningful although the positive impact of the improvement noted in delinquencies is included as a component of the $55.2 million of net gains noted above.

Discount Rate – Our weighted average discount rate has remained relatively consistent over the past several quarters (and is expected to continue to remain consistent or go down). Primarily impacting modest changes in our weighted average discount rate are mix shifts in the type of receivables acquired, as different receivable types (general purpose credit card receivables versus private label credit receivables) have different expected return requirements used by third-party market participants. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners that reimburse us for credit losses, our weighted average discount rate has decreased marginally. While changes in this mix do impact the weighted average discount rate, they do not have a direct impact on the calculation of fair value for our individual pools. We have assigned a lower discount rate when assessing the fair value of these receivables to reflect the significantly lower risk and return characteristics. As a result, our weighted average discount rate has decreased marginally. We consider asset specific financing costs associated with our receivables (coupled with our internal cost of equity capital in agreements that require credit enhancements) as the best indicator of return requirements used by third-party market participants. If the Federal Reserve continues to decrease interest rates or we observe a corresponding decrease in return requirements used by third-party market participants, we may further reduce our weighted average discount rate.

Total operating expenses. Total operating expenses variances for the three months ended March 31, 2025, relative to the three months ended March 31, 2024, reflect the following:

•	increases in salaries and benefit costs related to both the growth in the number of employees and inflationary compensation pressure. We expect some continued increase in this cost in 2025 compared to 2024 as we expect to continue to invest in technology, risk underwriting and compliance and as a result we expect to increase our number of employees;
•	increases in card and loan servicing expenses due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew to $2,706.3 million outstanding from $2,317.6 million outstanding at March 31, 2025 and March 31, 2024, respectively, and costs associated with the implementation of product, policy, and pricing changes discussed above. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow in 2025 commensurate with growth in our receivables. Offsetting a portion of this increase are significant reductions in our servicing costs per account, resulting from the realization of greater economies of scale and increased use of automation as our receivables have grown;
•	increases in marketing and solicitation costs for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to quarterly growth in both new credit card and private label customers serviced, the total accounts of which increased over 230,000 as of March 31, 2025 when compared to March 31, 2024. These increases in marketing and solicitation costs are a direct result of the increased costs associated with assisting our bank partners to acquire new consumers. As we continue to adjust our underwriting standards to reflect changes in fee and finance assumptions on new receivables, and allow for overall increases in the cost to successfully market to consumers, we expect period over period marketing costs for 2025 to increase relative to those experienced in 2024, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and
•	slight decreases in other expenses primarily relate to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including occupancy, legal and travel expenses can be variable based on growth and have grown as we expand our marketing and growth efforts. Decreases in this category for the three months ended March 31, 2025, when compared to the same period in 2024 primarily relate to certain nonrecurring costs associated with accounting and legal expenditures experienced in the first quarter of 2024. While we expect some increase in these costs as we continue to grow our receivable portfolios, we do not anticipate the increase to be meaningful.

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

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our condensed consolidated statements of income. In November 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carried a 16% preferred return paid quarterly. The units had both call and put rights and were also subject to various covenants including a minimum book value. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. During the year ended December 31, 2024, we redeemed 50.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In March 2025, we redeemed the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In periods where present, we include the Class B preferred units as temporary noncontrolling interests on the condensed consolidated balance sheets and the associated dividends are included as a reduction of our net income attributable to common shareholders on the condensed consolidated statements of income.

Income Taxes. We experienced effective tax rates of 23.6% and 21.1% for the three months ended March 31, 2025, and 2024, respectively. These effective tax expense rates were above the statutory rate principally due to (1) state and foreign income tax expense, (2) interest accrued on uncertain tax positions, (3) taxes on global intangible low-taxed income, and (4) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees. Offsetting the foregoing items were deductions associated with the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Another offsetting item of a greater magnitude in the three months ended March 31, 2024, versus the three months ended March 31, 2025, was our deduction of income tax expense on debt for tax purposes that was repaid in the three months ended March 31, 2025, such financial instrument which was characterized in our consolidated financial statements as dividend-paying preferred stock.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. Such interest expense was de minimis in both the three months ended March 31, 2025, and 2024.

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

Below is the reconciliation of Loans at fair value to Total managed receivables:

	At or for the Three Months Ended
	2025	2024				2023
(in Millions)	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Loans at fair value	$2,668.5	$2,630.3	$2,511.6	$2,277.4	$2,150.6	$2,173.8	$2,050.0	$1,916.1
Fair value mark against receivable (1)	37.8	94.5	142.5	137.7	167.5	237.5	265.2	257.9
Total managed receivables (2)	$2,706.3	$2,724.8	$2,654.1	$2,415.1	$2,318.1	$2,411.3	$2,315.2	$2,174.0
Fair value to Total managed receivables ratio (3)	98.6%	96.5%	94.6%	94.3%	92.8%	90.2%	88.5%	88.1%

(1)

The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 6, "Fair Values of Assets and Liabilities" to our condensed consolidated financial statements included herein for further discussion of assumptions underlying this calculation.

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

A reconciliation of our operating revenues and other income, net of finance and fee charge-offs, to comparable amounts used in our calculation of Total managed yield ratios is as follows:

	At or for the Three Months Ended
	2025	2024				2023
(in Millions)	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Consumer loans, including past due fees	$238.5	$242.1	$245.3	$232.1	$220.0	$214.6	$214.6	$210.3
Fees and related income on earning assets	78.3	83.8	78.5	59.5	47.9	71.7	59.8	62.9
Other revenue	18.7	17.5	16.8	13.6	11.7	12.0	10.2	7.6
Total operating revenue and other income - CaaS Segment	335.5	343.4	340.6	305.2	279.6	298.3	284.6	280.8
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	0.1	0.7	(15.1)	(12.6)	4.0	6.5	(6.8)	(10.6)
Adjustments due to acceleration of annual fees recognition under fair value accounting	(4.2)	(10.5)	(8.0)	1.1	10.1	(12.6)	(3.1)	(9.8)
Removal of finance charge-offs	(70.0)	(64.9)	(60.6)	(62.9)	(63.7)	(59.5)	(47.1)	(54.2)
Total managed yield	$261.4	$268.7	$256.9	$230.8	$230.0	$232.7	$227.6	$206.2

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2025	2024				2023
(in Millions)	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Charge-offs on loans at fair value	$233.5	$213.1	$201.5	$217.0	$231.7	$215.2	$173.5	$180.0
Finance charge-offs (1)	(70.0)	(64.9)	(60.6)	(62.9)	(63.7)	(59.5)	(47.1)	(54.2)
Combined principal net charge-offs	$163.5	$148.2	$140.9	$154.1	$168.0	$155.7	$126.4	$125.8

(1)	Finance charge-offs are included as a component of our Changes in fair value of loans in the accompanying condensed consolidated statements of income.

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing and size of receivable purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our portfolios of receivables also affects the stability of our delinquency and loss rates. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategy under "Collection Strategy" in Item 1, "Business" of our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2025		2024
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,706,264		$2,724,782		$2,654,112		$2,415,092
30-59 days past due	$89,132	3.3%	$104,022	3.8%	$106,303	4.0%	$99,620	4.1%
60-89 days past due	$84,559	3.1%	$97,953	3.6%	$96,673	3.6%	$88,544	3.7%
90 or more days past due	$233,205	8.6%	$253,511	9.3%	$227,418	8.6%	$218,215	9.0%
Average managed receivables	$2,715,523		$2,689,447		$2,534,602		$2,366,598
Total managed yield ratio, annualized (1)	38.5%		40.0%		40.5%		39.0%
Combined principal net charge-off ratio, annualized (2)	24.1%		22.0%		22.2%		26.0%
Interest expense ratio, annualized (3)	6.9%		6.5%		6.6%		6.3%
Net interest margin ratio, annualized (4)	7.5%		11.5%		11.7%		6.7%

	At or for the Three Months Ended
	2024		2023
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,318,104		$2,411,255		$2,315,206		$2,174,001
30-59 days past due	$94,389	4.1%	$110,465	4.6%	$101,822	4.4%	$96,670	4.4%
60-89 days past due	$87,761	3.8%	$98,377	4.1%	$92,361	4.0%	$81,477	3.7%
90 or more days past due	$243,830	10.5%	$247,621	10.3%	$217,136	9.4%	$170,274	7.8%
Average managed receivables	$2,364,680		$2,363,231		$2,244,604		$2,114,840
Total managed yield ratio, annualized (1)	38.9%		39.4%		40.6%		39.0%
Combined principal net charge-off ratio, annualized (2)	28.4%		26.4%		22.5%		23.8%
Interest expense ratio, annualized (3)	5.8%		5.4%		4.9%		4.4%
Net interest margin ratio, annualized (4)	4.7%		7.6%		13.2%		10.8%

(1)	The Total managed yield ratio, annualized is calculated using the annualized total managed yield as the numerator and period-end average managed receivables as the denominator.
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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2025		2024
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,253,215		$1,231,750		$1,205,714		$1,013,529
30-59 days past due	$27,166	2.2%	$33,664	2.7%	$34,658	2.9%	$36,477	3.6%
60-89 days past due	$23,938	1.9%	$29,297	2.4%	$30,216	2.5%	$29,766	2.9%
90 or more days past due	$67,414	5.4%	$75,294	6.1%	$70,190	5.8%	$67,368	6.6%
Average APR	11.9%		12.9%		13.3%		15.8%
Receivables purchased during period	$265,360		$241,442		$396,900		$316,304

	Private Label Credit - At or for the Three Months Ended
	2024		2023
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$907,367		$939,389		$944,197		$892,387
30-59 days past due	$32,209	3.5%	$36,540	3.9%	$35,830	3.8%	$31,597	3.5%
60-89 days past due	$27,094	3.0%	$31,284	3.3%	$29,387	3.1%	$24,776	2.8%
90 or more days past due	$74,414	8.2%	$79,056	8.4%	$71,200	7.5%	$56,209	6.3%
Average APR	17.1%		17.1%		16.2%		17.0%
Receivables purchased during period	$191,106		$202,168		$244,571		$260,281

	General Purpose Credit Card - At or for the Three Months Ended
	2025		2024
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,453,049		$1,493,032		$1,448,060		$1,401,168
30-59 days past due	$61,966	4.3%	$70,358	4.7%	$71,645	4.9%	$63,141	4.5%
60-89 days past due	$60,621	4.2%	$68,656	4.6%	$66,454	4.6%	$58,777	4.2%
90 or more days past due	$165,791	11.4%	$178,216	11.9%	$157,222	10.9%	$150,839	10.8%
Average APR	28.7%		28.6%		28.9%		27.4%
Receivables purchased during period	$347,550		$370,269		$373,231		$360,425

	General Purpose Credit Card - At or for the Three Months Ended
	2024		2023
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,410,281		$1,471,358		$1,370,445		$1,280,979
30-59 days past due	$62,173	4.4%	$73,918	5.0%	$65,987	4.8%	$65,067	5.1%
60-89 days past due	$60,664	4.3%	$67,088	4.6%	$62,969	4.6%	$56,698	4.4%
90 or more days past due	$169,402	12.0%	$168,555	11.5%	$145,927	10.6%	$114,046	8.9%
Average APR	27.1%		27.4%		27.3%		27.2%
Receivables purchased during period	$342,834		$426,939		$402,978		$380,509

The following discussion relates to the tables above.

Managed receivables levels. We continue to experience overall period-over-period quarterly receivables growth with over $388.7 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners from March 31, 2025 to March 31, 2024. The addition of large private label credit retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $345.8 million in the twelve months ended March 31, 2025. Our general purpose credit card receivables grew by $42.8 million during the twelve months ended March 31, 2025. While some of our merchant partners continue to face year-over-year growth challenges, others are benefiting from continued consumer spending and a growing economy and have expanded their relationship with us. We currently expect continued period-over-period quarterly receivables growth in our general purpose credit card and private label credit receivables. Growth in future periods receivables is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partners, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 75% of our private label receivables outstanding as of March 31, 2025. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns and growth (or contraction) within merchant retail locations. Further impacting receivable purchase amounts in a period are consumer application volumes that retail partners may direct to our bank partners versus competitors who offer similar financing products to those retail merchant partners. See Note 10, "Commitments and Contingencies," to our condensed consolidated financial statements included herein for further discussion of these concentrations.

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

Increases in delinquencies in the first and second quarters of 2024 in our private label credit receivables were largely due to a mix shift in receivables acquired to certain receivables that have higher observed delinquencies but correspondingly higher yields. Late in the second quarter of 2024 and early in the third quarter of 2024, we additionally acquired receivables that have higher observed delinquencies, but for which we have limited loss exposure due to agreements with retail partners. As a result of these limited loss exposures, these receivables are not included in our delinquency rates for private label credit receivables. Our delinquency rates for our general purpose credit cards receivables were higher in the first quarter of 2024 due to both a reduction in the growth of our managed receivables and accounts that were enrolled in short-term payment deferrals, due to hardship claims resulting from COVID-19. Receivables enrolled in these short-term payment deferrals continued to accrue interest and their delinquency status did not change through their respective deferment periods. The remainder of these accounts were removed from hardship status with the end of the COVID-19 national and public health emergencies in May 2023. While these accounts resulted in higher than normal reported delinquency rates for the first quarter of 2024 (and correspondingly higher charge-offs in the first and second quarters of 2024), the charge-offs did not result in a further economic impact to us as the majority of these accounts were already considered in our changes in fair value in prior periods. As these accounts were largely charged off by the end of the first quarter of 2024, we saw some modest improvement in our second quarter 2024 delinquencies offset by slower net receivables growth during this period. Delinquency rates in the third and fourth quarter of 2024 remained largely consistent with those noted in the same period of prior year. For the first quarter of 2025 we have observed lower overall delinquency rates in both our general purpose credit card receivables and our private label credit receivables. The lower delinquency rates should result in lower overall charge-off rates in the second and third quarter of 2025 when compared to rates in the second and third quarters of 2024.

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

Total managed yield ratio, annualized. As discussed above, growth in higher yielding assets has resulted in higher charge-off and delinquency rates in some periods. General purpose credit card receivables tend to have higher total yields than private label credit receivables (and corresponding higher charge-off rates). As a result, in periods where we have declines in rates of growth of these general purpose credit card receivables, as was noted in 2024 (relative to growth in private label credit receivables), we expect to have slightly lower total managed yield ratios. We currently expect increases in the rates of acquisition of our general purpose credit card receivables relative to private label credit receivables and correspondingly higher period-over-period operating revenue and other income for 2025 (and a correspondingly higher Total managed yield ratio) although the timing of these acquisitions could result in some fluctuations of our Total managed yield ratio, annualized when comparing quarterly rates in 2025 to corresponding quarterly periods in 2024. This growth also includes an expected seasonal shift in our mix of acquired private label receivables to higher FICO receivables that have lower gross yields (and correspondingly lower charge-off expectations) in the third quarter of each year, which may result in marginally lower managed yield ratios when compared to the corresponding periods in prior years.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. The increase in the combined principal net charge-off ratio, annualized in the first two quarters of 2024 is a reflection of increased delinquencies noted as consumer behavior reverted to historical norms (similar to those experienced in periods prior to COVID-19) and decreases in the acquisition of new general purpose credit card receivables. Additionally, inflation, particularly as it relates to higher gas prices, negatively impacted some consumers' ability to make payments on outstanding loans and fees receivable. We noted improvements in this rate in the fourth quarter of 2024 and into the first quarter of 2025 as delinquencies continued to improve and noted improvements in consumer payment behavior and strong growth in our receivables base.

Despite expected marginal increases in delinquency rates as discussed above, we expect our overall combined principal net charge-off ratios to continue to decrease for 2025, when compared to the comparable prior periods. These charge-off rates are expected to return to historically normalized levels, adjusted for the mix shift discussed above, and will benefit from planned growth in the underlying receivables which we expect will further reduce our combined principal net charge-off ratio. Our charge-off ratio has also been impacted due to (and will continue to be impacted by): 1) higher expected charge-off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, leading to periodic increases in combined principal net charge offs, (3) the aforementioned tightened underwriting standards that will slow the pace of growth in our receivables base, and (4) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of inflation pressures. While charge-offs associated with previously mentioned accounts enrolled in short-term payment deferrals had a negative impact on our Combined principal net charge-off ratio, annualized through the second quarter of 2024, they did not have a material impact on our condensed consolidated statements of income as the majority of these accounts were already considered in our changes in fair value. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment. This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt as well as the addition of new funding facilities. Historically, we obtained lower cost financing with fixed interest rates, resulting in lower interest expense ratios. Increases in the federal funds borrowing rate in 2022 and 2023 have led to an increase in interest rates for newly-originated debt and for that portion of debt which does not have fixed rates. As such, we have seen our Interest expense ratio, annualized increase throughout 2024 and into 2025 and we expect the Interest expense ratio to increase when compared to prior quarters for the remainder of 2025 as we replace existing financing arrangements with new ones at a higher cost of capital.

Net interest margin ratio, annualized. Our Net interest margin ratio, annualized represents the difference between our Total managed yield ratio, annualized, our Combined principal net charge-off ratio, annualized and our Interest expense ratio, annualized. Recent declines in this ratio, when compared to corresponding prior periods, relate primarily to recent increases in our principal net charge-offs as noted above. This trend reversed in the first quarter of 2025 as we realized improvements in delinquencies. We currently expect continued marginal improvements in our Combined principal net charge-off ratio, annualized, relative to corresponding periods in 2024. Changes in the mix shift of acquired receivables, noted above, will also lead to increases in the Net interest margin, annualized as the higher yielding receivables become a larger component of our total portfolio.

Average APR. The average annual percentage rate ("APR") charged to customers varies by receivable type, credit history and other factors. The APRs for receivables originated through our private label credit platform range from 0% to 36.0%. For general purpose credit card receivables, APRs range from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. For those receivables that did not contain fixed APRs we have seen some increases in rates charged, as the underlying rates are tied to the federal funds borrowing rate which increased in 2022 and 2023. Our average APRs for general purpose credit card receivables remained largely consistent throughout 2024 with some increases noted as new product, policy, and pricing changes were implemented which raised the APRs associated with new receivable acquisitions. We expect some continued improvements in our average APRs as newly acquired receivables with higher APRs become a larger part of our overall portfolio of receivables. Our average APRs for private label credit fell throughout 2024 and into the first quarter of 2025 due to a shift in the overall portfolio mix towards private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. We expect this declining trend to continue, however, the timing and relative mix of receivables acquired could cause some minor fluctuations. We do not acquire or service receivables that have an APR above 36.0%.

Receivables purchased during period. Receivables purchased during period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For the first quarter of 2025 we noted slight increases in the amount of receivables purchased associated with our General Purpose Credit Card receivables and also a larger increase in receivables purchased associated with our Private Label Credit receivables. This growth in Private Label Credit Receivables purchased primarily relates to growth in purchases associated with our largest retail partner, growth which we expect to continue to produce quarter over quarter growth in the second quarter of 2025. For most periods presented in 2024, our private label credit receivable purchases experienced overall growth, when compared to the same periods in 2023, largely based on the addition of new private label credit retail partners as well as growth within existing retail partnerships, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our issuing bank partners. We currently expect private label credit receivable acquisitions in the third and fourth quarters of 2025 to be consistent with those in the same periods of 2024, although the timing of the receivable acquisitions may vary based on seasonal spending patterns by consumers and our retail partners overall sales cycles. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our issuing bank partners. As a result, the timing of new receivable acquisitions, particularly as it relates to general purpose credit cards, could be impacted in the short term. Nonetheless, we expect continued growth in the acquisition of these general purpose credit card receivables throughout 2025.

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

A reconciliation of our operating revenues and other income to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2025	2024				2023
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Consumer loans, including past due fees	$9.2	$9.6	$10.0	$10.4	$10.3	$10.1	$10.1	$9.7
Fees and related income on earning assets	—	—	0.1	—	—	0.1	—	—
Other income	0.2	0.2	0.2	0.2	0.2	0.2	0.2	0.2
Total operating revenue and other income	9.4	9.8	10.3	10.6	10.5	10.4	10.3	9.9
Finance charge-offs	—	—	—	—	—	—	—	—
Total managed yield	$9.4	$9.8	$10.3	$10.6	$10.5	$10.4	$10.3	$9.9

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized follows (in millions):

	At or for the Three Months Ended
	2025	2024				2023
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Gross charge-offs	$1.8	$1.5	$3.1	$3.5	$1.8	$1.1	$0.9	$0.8
Finance charge-offs (1)	—	—	—	—	—	—	—	—
Recoveries	(0.6)	(0.6)	(0.7)	(0.7)	(0.5)	(0.5)	(0.5)	(0.5)
Combined principal net charge-offs	$1.2	$0.9	$2.4	$2.8	$1.3	$0.6	$0.4	$0.3

(1)	Finance charge-offs are included as a component of our Provision for credit losses in the accompanying condensed consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2025		2024
	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables
Period-end managed receivables (1)	$106,099		$108,982		$110,638		$117,951
30-59 days past due	$6,344	6.0%	$7,590	7.0%	$8,873	8.0%	$9,200	7.8%
60-89 days past due	$2,061	1.9%	$3,217	3.0%	$3,801	3.4%	$3,834	3.3%
90 or more days past due	$4,221	4.0%	$4,723	4.3%	$5,305	4.8%	$4,944	4.2%
Average managed receivables	$107,541		$109,810		$114,295		$120,136
Total managed yield ratio, annualized (2)	35.0%		35.7%		36.0%		35.3%
Combined principal net charge-off ratio, annualized (3)	4.5%		3.3%		8.4%		9.3%
Recovery ratio, annualized (4)	2.2%		2.2%		2.4%		2.3%

	At or for the Three Months Ended
	2024		2023
	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables
Period-end managed receivables (1)	$122,321		$118,045		$118,007		$115,055
30-59 days past due	$7,796	6.4%	$9,421	8.0%	$8,627	7.3%	$8,070	7.0%
60-89 days past due	$3,031	2.5%	$3,373	2.9%	$3,278	2.8%	$3,047	2.6%
90 or more days past due	$3,220	2.6%	$3,542	3.0%	$2,607	2.2%	$1,699	1.5%
Average managed receivables	$120,183		$118,026		$116,531		$114,211
Total managed yield ratio, annualized (2)	34.9%		35.2%		35.4%		34.7%
Combined principal net charge-off ratio, annualized (3)	4.3%		2.0%		1.7%		1.1%
Recovery ratio, annualized (4)	1.7%		1.7%		1.7%		1.8%

(1)	Period-end managed receivables equal the corresponding amount of loans at amortized cost included in Note 2 "Significant Accounting Policies and Condensed Consolidated Financial Statement Components" in our condensed consolidated financial statements.
(2)	The total managed yield ratio, annualized is calculated using the annualized Total managed yield as the numerator and Period-end average managed receivables as the denominator.
(3)

The Combined principal net charge-off ratio, annualized is calculated using the annualized Combined principal net charge-offs as the numerator and Period-end average managed receivables as the denominator.

(4)	The Recovery ratio, annualized is calculated using annualized Recoveries as the numerator and Period-end average managed receivables as the denominator.

Managed receivables. Recent stress noted at some dealer locations has resulted in higher than anticipated credit losses associated with floorplan loans during 2024. When coupled with increased delinquencies associated with the underlying consumers loans, we have experienced period over period declines in our managed receivables for the third and fourth quarter of 2024 and first quarter of 2025. We expect modest growth in the level of our managed receivables throughout 2025 although we may continue to be below managed receivables levels (when compared to the same periods in prior years ) for the next few quarters as we rebuild our receivables base and CAR expands within its current geographic footprint and continues plans for service area expansion. Although we continue to expand our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. We continually evaluate bulk purchases of receivables and experienced good growth in our receivables base throughout 2023 resulting from several bulk purchases; however, the timing and size of such purchases are difficult to predict.

Delinquencies and charge-offs. Delinquent loans reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date and are considered "past due". While we have experienced recent increases in our delinquency rates (and related charge-offs), we do not believe they will have a significantly adverse impact on our results of operations in 2025 as we have established appropriate reserves for these losses. Even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) and other collateral to protect against meaningful credit losses. Delinquency rates also tend to fluctuate based on inflationary pressures and seasonal trends and historically are lower in the second quarter of each year as seen above due to the benefits of strong payment patterns associated with tax refunds for many consumers.

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

Combined principal net charge-off ratio, annualized and recovery ratio, annualized. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge-off when the proceeds are received. Combined principal net charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. Increases in our Combined principal net charge-off ratios throughout 2023 are indicative of our charge off levels returning to historically normalized levels (i.e., those periods prior to COVID-19 and the related government stimulus programs). While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined principal net charge-off ratio as was evidenced throughout 2024. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge-offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

Definitions of Certain Non-GAAP Financial Measures

Total managed yield ratio, annualized. Represents an annualized fraction, the numerator of which includes (as appropriate for each applicable disclosed segment) the: 1) finance charge and late fee income billed on all consolidated outstanding receivables and the amortization of merchant fees, collectively included in the consumer loans, including past due fees category on our condensed consolidated statements of income; plus 2) credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), earned, amortized amounts of annual membership fees with respect to certain credit card receivables, collectively included in our fees and related income on earning assets category on our condensed consolidated statements of income; plus 3) servicing, other income and other activities collectively included in our other revenue category on our condensed consolidated statements of income; minus 4) finance charge and fee losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers. The denominator is our average managed receivables.

Combined principal net charge-off ratio, annualized. Represents an annualized fraction, the numerator of which is the aggregate consolidated amounts of principal losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers, less current-period recoveries (including recoveries from dealer reserve offsets for our CAR operations), as reflected in Note 2 "Significant Accounting Policies and Condensed Consolidated Financial Statement Components" and Note 6 "Fair Values of Assets and Liabilities" and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from consumers and proceeds received from the sale of those charged-off receivables. Recoveries typically have represented less than 2% of average managed receivables.

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

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our condensed consolidated balance sheets. Facilities that could represent near-term and longer-term refunding or refinancing needs as of March 31, 2025 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring July 20, 2026) that is secured by certain receivables and restricted cash	$66.8
Revolving credit facility (expiring October 30, 2026) that is secured by certain receivables and restricted cash	49.8
Revolving credit facility (expiring December 1, 2026) that is secured by certain assets	31.6
Revolving credit facility (expiring July 15, 2027) that is secured by certain receivables and restricted cash	49.7
Revolving credit facility (expiring August 30, 2027) that is secured by certain receivables and restricted cash	12.5
Revolving credit facility (expiring April 7, 2028) that is secured by certain receivables and restricted cash	12.5
Total long term refinancing needs (in excess of 12 months)	$222.9

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

In November 2021, we issued $150.0 million aggregate principal amount of 6.125% Senior Notes due 2026 (the "2026 Senior Notes"). The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three months ended March 31, 2025 and 2024 totaled $0.4 million and $0.4 million, respectively. We repurchased $0.0 million and $0.4 million of the outstanding principal amount of these 2026 Senior Notes in the three months ended March 31, 2025 and 2024, respectively.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 2029 Senior Notes. In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three months ended March 31, 2025 and 2024 totaled $0.3 million and $0.1 million, respectively.

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

During the three months ended March 31, 2025 and 2024, we sold 13,661 shares and 44,143 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $0.3 million and $1.1 million, respectively. During the three months ended March 31, 2025 and 2024, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three months ended March 31, 2025 and 2024, we sold $17.7 million and $0, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $17.4 million and $0, respectively.

During the three months ended March 31, 2025 and 2024, we sold 200,000 and 0 common shares, respectively, under the Company’s Common Stock ATM Program for net proceeds of $11.6 million and $0, respectively.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carried a 16% preferred return to be paid quarterly. The units had both call and put rights and were subject to various covenants including a minimum book value. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction were used for general corporate purposes. During the year ended December 31, 2024, we redeemed 50.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In March 2025, we redeemed the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In periods where present, we have included the issuance of these Class B preferred units as temporary noncontrolling interest on the condensed consolidated balance sheets. Dividends paid on the Class B preferred units were deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 11, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

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

At March 31, 2025, we had $350.4 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended March 31, 2025 and 2024 are as follows:

•

During the three months ended March 31, 2025, we generated $131.6 million of cash flows from operations compared to our generation of $118.8 million of cash flows from operations during the three months ended March 31, 2024. While payment rates for our consumers stayed consistent period over period, we experienced an increase in cash provided by operating activities principally related to finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables. Most of this change was due to growth in the underlying receivables (and collections thereon) along with the implementation of product, policy and pricing changes, which effectively increased the minimum payment amounts required by consumers.

•

During the three months ended March 31, 2025, we used $114.9 million of cash from our investing activities, compared to use of $67.5 million of cash from investing activities during the three months ended March 31, 2024. This increase in cash used is primarily due to marginal increases in the level of net investments in private label credit and general purpose credit card receivables relative to the same period in 2023. For the three months ended March 31, 2025, we purchased $621 million in private label and general purpose credit card receivables compared to $560 million for the three months ended March 31, 2024. As we continue to grow our receivables base, we would expect for purchases of new receivables to outpace payments thereon throughout 2025.

•

During the three months ended March 31, 2025, we used $54.9 million of cash from financing activities, compared to our generating $47.5 million of cash from financing activities during the three months ended March 31, 2024. The increase in cash used in financing activities is primarily due to the redemption of the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon during the three months ended March 31, 2025 coupled with the sale of $57.2 million of 2029 Senior Notes during the three months ended March 31, 2024 compared to sales of $17.7 million for the three months ended March 31, 2025. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. For the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, these net repayments on debt facilities increased $26.4 million. These increases in cash used in financing activities was partially offset by proceeds from the issuance of 200,000 shares of common stock for net proceeds of $11.6 million. As discussed above, we expect to have continued growth in our receivables base and as a result, expect to continue raising additional capital to fund these acquisitions.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

Commitments and Contingencies

We do not currently have any off-balance-sheet arrangements; however, we do have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur; we refer to these arrangements as contingent commitments. We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 11, "Commitments and Contingencies," to our condensed consolidated financial statements included herein for further discussion of these matters.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, "Significant Accounting Policies and Condensed Consolidated Financial Statement Components," to our condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

We have prepared our condensed consolidated financial statements in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period. We base our assumptions, estimates, and judgments on historical experience, current events, and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. For a description of the Company’s critical accounting estimates, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 13, 2025. There have been no material changes to the information on critical accounting estimates described in our Annual Report on Form 10‑K for the year ended December 31, 2024.

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

In June 2007, we entered into a sublease for 1,000 square feet (as later amended to 600 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. ("HBR"), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. We entered into a new lease for our Atlanta headquarters that commenced in June 2022. In connection with this new prime lease, we entered into a new sublease with HBR. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $0.1 million for both 2024 and 2023. The aggregate amount of payments required under the sublease from January 1, 2025 to the expiration of the sublease in May 2026 is $141,000.

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the three months ended March 31, 2025 and 2024, we received $0.2 million and $0.2 million, respectively, of reimbursed costs from HBR associated with these leased employees.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission ("SEC") or otherwise make public. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; monetary policy by the Federal Reserve; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; inflation; energy prices; the developing metaverse; the use of large language models; changes in the credit quality and fair value of our credit card receivables, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation ("FDIC"), Federal Reserve Board, Federal Trade Commission ("FTC"), Consumer Financial Protection Bureau ("CFPB") and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare private label credit operations; account growth; the performance of investments that we have made, including in technology; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; expansion by our Auto Finance segment within its current service area and into new markets; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our private label credit operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; our servicing income levels; gains and losses from investments in securities; experimentation with new products; and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under "Risk Factors" set forth in Part I, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

•	general economic and business conditions, including conditions affecting interest rates, tariffs, consumer income, creditworthiness, consumer confidence, spending and savings levels, employment levels, our revenue, and our defaults and charge-offs;
•	an increase or decrease in credit losses, or increased delinquencies, including increases due to a worsening of general economic conditions in the credit environment;
•	our reliance on proprietary and third-party technology;
•	security breaches involving our files and infrastructure could lead to unauthorized disclosure of confidential information or result in a temporary or permanent shutdown of our services;
•	the availability of adequate financing to support growth;
•	the extent to which federal, state, local and foreign governmental regulation of our various business lines and the products we service for others limits or prohibits the operation of our businesses;
•	current and future litigation and regulatory proceedings against us;
•	hallucinations in our models;
•	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
•	the adequacy of our allowances for credit losses and estimates of loan losses used within our risk management and analyses;
•	the possible impairment of assets;
•	our ability to manage costs in line with the expansion or contraction of our various business lines;
•	our relationship with (i) the merchants that participate in private label credit operations and (ii) the banks that issue credit cards and provide certain other credit products utilizing our technology platform and related services;
•	our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees;
•	any decline in the use of cards as a payment mechanism or other adverse developments with respect to the credit card industry in general;
•	increases or decreases in interest rates and uncertainty with respect to the interest rate environment; and
•	theft and employee errors.

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

Evaluation of disclosure controls and procedures

As of December 31, 2024, the Company’s management, including the principal executive officer and principal financial officer, in consultation with the Company’s independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because a material weakness in our internal control over financial reporting existed related to management’s failure to adequately design and implement internal controls to determine whether or not each of the inputs into the Company’s valuation model for its Loans at fair value consistent with U.S. GAAP.

Management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of March 31, 2025, the end of the period covered by this Form 10-Q. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in reports that it files or submits under the Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025 because of the material weakness described above.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the condensed consolidated financial statements as filed in this Form 10-Q, and such condensed consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three months ended March 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America. Accordingly, there are no changes to the Company’s previously reported consolidated financial statements.

Remediation Plan

The Company’s management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, with the oversight of the Audit Committee of the Board of Directors, evaluated the material weakness described above and designed a remediation plan to enhance the Company’s internal control environment. To remediate the material weakness, the Company’s management implemented a new control designed to evaluate the appropriateness in accordance with U.S. GAAP of all inputs used in the Company’s valuation model for its Loans at fair value. We will assess the ongoing operating effectiveness of the newly designed control in future periods. The material weakness cannot be considered remediated until the applicable control has operated for a sufficient period of time and we have concluded, through testing, that this control is operating effectively. These enhanced procedures were implemented as of March 31, 2025, and will be monitored for effectiveness.

Changes in internal control over financial reporting

Other than changes related to the remediation of the material weakness described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Receivables That Are Outstanding

The aggregate amount of outstanding receivables is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from credit card issuers and other sources of consumer financing, access to funding, and the timing and extent of our receivable purchases

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $2,706.3 million at March 31, 2025, from $2,317.6 million at March 31, 2024. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to a material weakness described under Part II, Item 9A “Controls and Procedures” on our Form 10-K for the fiscal year ended December 31, 2024.

Remediation efforts place a significant burden on management and add increased pressure on our financial resources and processes. If we identify material weaknesses in our internal control over financial reporting in the future, our business may be harmed. Such harm may include: (i) failure to accurately report our financial results, to prevent fraud or to meet our SEC reporting obligations in a timely basis or at all; (ii) material misstatements in our condensed consolidated financial statements and harm to our operating results and investor confidence; and (iii) a material adverse effect on the trading prices of our securities. In addition, the foregoing could subject us to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities, and result in the breach of covenants in our debt agreements, any of which could have a material adverse impact on our operations, financial condition, results of operations, liquidity and our securities’ trading prices.

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

Our business and operations may be negatively affected by rising prices and interest rates. Our financial performance and consumers’ ability to repay indebtedness may be affected by uncertain economic conditions, including inflation, government shutdowns and changing interest rates. In recent months, there have been significant changes to U.S. trade policies, treaties and tariffs.  Although trade negotiations are ongoing, sustained higher tariffs likely would accelerate inflation. Higher inflation increases the costs of goods and services, reduces consumer spending power and may negatively affect our ability to purchase receivables. In 2022, inflation reached a four-decade high and continues to adversely impact the economy.

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

The Series B preferred stock rank junior to our Series A preferred stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A preferred stock has been satisfied. The rights of holders of the Series B preferred stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A preferred stock and any future series or class of preferred stock we may issue that ranks senior to the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of March 31, 2025, we had outstanding 400,000 shares of Series A preferred stock and 3,314,840 shares of Series B preferred stock. As of March 31, 2025, we could issue up to 6,285,160 additional shares of preferred stock.

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

We may issue additional shares of the Series B preferred stock and additional series of preferred stock that rank on a parity with the Series B preferred stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B preferred stock and additional series of preferred stock that would rank on a parity with the Series B preferred stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B preferred stock without any vote of the holders of the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of March 31, 2025, we had outstanding 400,000 shares of Series A preferred stock and 3,314,840 shares of Series B preferred stock. As of March 31, 2025, we could issue up to 6,285,160 additional shares of preferred stock. The issuance of additional shares of Series B preferred stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B preferred stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B preferred stock if we do not have sufficient funds to pay dividends on all Series B preferred stock outstanding and other classes of stock with equal priority with respect to dividends.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 - January 31	—	$—	—	1,941,950
February 1 - February 28	148	$57.27	—	1,941,950
March 1 - March 31	27,104	$45.67	—	1,941,950
Total	27,252	$45.74	—	1,941,950

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 27,252 such shares returned to us during the three months ended March 31, 2025.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2024, we are authorized to repurchase 2,000,000 shares of our common stock through June 30, 2026.

The following table sets forth information with respect to our repurchases of Series B preferred stock during the three months ended March 31, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 - January 31	—	$—	—	500,000
February 1 - February 28	—	$—	—	500,000
March 1 - March 31	—	$—	—	500,000
Total	—	$—	—	500,000

(1)	On May 7, 2024, our Board of Directors authorized the Company to repurchase up to 500,000 shares of our Series B preferred stock through June 30, 2026.

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

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
10.1*	Amended and Restated Program Management Agreement, dated January 1, 2025, between The Bank of Missouri and Atlanticus Services Corporation	Field herewith
10.1(a)*	Amended and Restated Receivable Sales Agreement, dated January 1, 2025, between The Bank of Missouri and Fortiva Funding, LLC	Field herewith
10.1(b)*	First Amendment to the Amended and Restated Receivable Sales Agreement, dated January 1, 2025, between The Bank of Missouri and Fortiva Funding, LLC	Field herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Certain portions of this document have been omitted because they are both not material and are the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlanticus Holdings Corporation

May 8, 2025	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)