Form 10-Q
period 2025-06-30
Atlanticus Holdings Corp
filed 2025-08-07
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, 15,125,449 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2025	2024

Assets
Unrestricted cash and cash equivalents (including $156.1 million and $140.2 million associated with variable interest entities at June 30, 2025 and December 31, 2024, respectively)	$329,421	$375,416
Restricted cash and cash equivalents (including $121.5 million and $98.8 million associated with variable interest entities at June 30, 2025 and December 31, 2024, respectively)	153,814	124,220
Loans at fair value (including $2,945.3 million and $2,542.9 million associated with variable interest entities at June 30, 2025 and December 31, 2024, respectively)	3,004,724	2,630,274
Loans at amortized cost, net (including $4.9 million and $4.9 million of allowance for credit losses at June 30, 2025 and December 31, 2024, respectively; and $19.7 million and $19.8 million of deferred revenue at June 30, 2025 and December 31, 2024, respectively)	82,011	84,332
Property at cost, net of depreciation	13,659	10,519
Operating lease right-of-use assets	13,696	13,878
Prepaid expenses and other assets	45,850	32,068
Total assets	$3,643,175	$3,270,707
Liabilities
Accounts payable and accrued expenses	$112,791	$72,088
Operating lease liabilities	23,981	24,188
Notes payable, net (including $2,431.0 million and $2,128.0 million associated with variable interest entities at June 30, 2025 and December 31, 2024, respectively)	2,466,059	2,199,448
Senior notes, net	308,339	281,552
Income tax liability	132,827	114,068
Total liabilities	3,043,997	2,691,344

Commitments and contingencies (Note 10)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding (liquidation preference - $40.0 million) at June 30, 2025 and December 31, 2024 (Note 5) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 5)	—	50,000

Shareholders' Equity
Series B preferred stock, no par value, 3,457,443 shares issued and outstanding at June 30, 2025 (liquidation preference - $86.4 million); 3,301,179 shares issued and outstanding at December 31, 2024 (liquidation preference - $82.5 million) (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 15,125,831 and 14,904,192 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	112,399	98,278
Retained earnings	450,925	394,628
Total shareholders’ equity attributable to Atlanticus Holdings Corporation	563,324	492,906
Noncontrolling interests	(4,146)	(3,543)
Total equity	559,178	489,363
Total liabilities, shareholders' equity and temporary equity	$3,643,175	$3,270,707

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue and other income:
Consumer loans, including past due fees	$276,350	$242,349	$524,005	$472,723
Fees and related income on earning assets	94,285	59,506	172,626	107,411
Other revenue	23,185	13,786	42,062	25,681
Total operating revenue and other income	393,820	315,641	738,693	605,815
Other non-operating income	343	382	636	914
Total revenue and other income	394,163	316,023	739,329	606,729

Interest expense	(53,684)	(37,948)	(101,214)	(73,011)
Provision for credit losses	(1,382)	(1,746)	(2,450)	(4,690)
Changes in fair value of loans	(216,777)	(186,251)	(395,122)	(345,422)
Net margin	122,320	90,078	240,543	183,606

Operating expenses:
Salaries and benefits	(13,381)	(11,973)	(28,884)	(25,285)
Card and loan servicing	(34,085)	(27,698)	(66,237)	(54,520)
Marketing and solicitation	(24,949)	(13,572)	(45,283)	(24,000)
Depreciation	(885)	(653)	(1,682)	(1,307)
Other	(8,874)	(7,579)	(17,443)	(17,070)
Total operating expenses	(82,174)	(61,475)	(159,529)	(122,182)
Income before income taxes	40,146	28,603	81,014	61,424
Income tax expense	(9,856)	(4,476)	(19,602)	(11,478)
Net income	30,290	24,127	61,412	49,946
Net loss attributable to noncontrolling interests	283	153	681	504
Net income attributable to controlling interests	30,573	24,280	62,093	50,450
Preferred stock and preferred unit dividends and discount accretion	(2,222)	(6,308)	(5,796)	(12,600)
Net income attributable to common shareholders	$28,351	$17,972	$56,297	$37,850
Net income attributable to common shareholders per common share—basic	$1.87	$1.22	$3.72	$2.57
Net income attributable to common shareholders per common share—diluted	$1.51	$0.99	$3.00	$2.08

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Temporary Equity (Unaudited)

For the Six Months Ended June 30, 2025 and June 30, 2024

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2025	3,301,179	$—	14,904,192	$—	$98,278	$394,628	$(3,543)	$489,363	$40,000	$50,000
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,574)	—	(1,574)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(1,400)	—	(1,400)	—	—
Stock option exercises and proceeds related thereto	—	—	11,300	—	335	—	—	335	—	—
Compensatory stock issuances, net of forfeitures	—	—	9,003	—	—	—	—	—	—	—
Issuance of common stock	—	—	200,000	—	11,588	—	—	11,588	—	—
Issuance of series B preferred stock, net	13,661	—	—	—	313	—	—	313	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	78	78	—	—
Stock-based compensation costs	—	—	—	—	870	—	—	870	—	—
Redemption and retirement of preferred shares and preferred units	—	—	—	—	—	—	—	—	—	(50,000)
Redemption and retirement of common shares	—	—	(27,252)	—	(1,246)	—	—	(1,246)	—	—
Net income (loss)	—	—	—	—	—	31,520	(398)	31,122	—	—
Balance at March 31, 2025	3,314,840	$—	15,097,243	$—	$110,138	$422,574	$(3,863)	$528,849	$40,000	$—
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,622)	—	(1,622)	—	—
Stock option exercises and proceeds related thereto	—	—	4,558	—	70	—	—	70	—	—
Compensatory stock issuances, net of forfeitures	—	—	65,411	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	1	—	—	1	—	—
Issuance of series B preferred stock, net	142,603	—	—	—	3,157	—	—	3,157	—	—
Stock-based compensation costs	—	—	—	—	948	—	—	948	—	—
Redemption and retirement of common shares	—	—	(41,381)	—	(1,915)	—	—	(1,915)	—	—
Net income (loss)	—	—	—	—	—	30,573	(283)	30,290	—	—
Balance at June 30, 2025	3,457,443	$—	15,125,831	$—	$112,399	$450,925	$(4,146)	$559,178	$40,000	$—

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2024	3,256,561	$—	14,603,563	$—	$87,415	$307,260	$(2,258)	$392,417	$40,000	$100,250
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	—	(75)	—	(75)	—	75
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(597)	—	(597)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,555)	—	(1,555)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(4,065)	—	(4,065)	—	—
Compensatory stock issuances, net of forfeitures	—	—	206,629	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	44,143	—	—	—	1,071	—	—	1,071	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(148)	(148)	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	3	3	—	—
Stock-based compensation costs	—	—	—	—	940	—	—	940	—	—
Redemption and retirement of common shares	—	—	(18,033)	—	(543)	—	—	(543)	—	—
Net income (loss)	—	—	—	—	—	26,170	(351)	25,819	—	—
Balance at March 31, 2024	3,300,704	$—	14,792,159	$—	$88,883	$327,138	$(2,754)	$413,267	$40,000	$100,325
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	—	(75)	—	(75)	—	75
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(596)	—	(596)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,573)	—	(1,573)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(4,064)	—	(4,064)	—	—
Stock option exercises and proceeds related thereto	—	—	2,975	—	45	—	—	45	—	—
Compensatory stock issuances, net of forfeitures	—	—	3,007	—	—	—	—	—	—	—
Stock-based compensation costs	—	—	—	—	1,050	—	—	1,050	—	—
Redemption and retirement of common shares	—	—	(49,203)	—	(1,273)	—	—	(1,273)	—	—
Net income (loss)	—	—	—	—	—	24,280	(153)	24,127	—	—
Balance at June 30, 2024	3,300,704	$—	14,748,938	$—	$88,705	$345,110	$(2,907)	$430,908	$40,000	$100,400

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$61,412	$49,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	3,287	2,504
Provision for credit losses	2,450	4,690
Deferred income tax expense	19,418	13,543
Income from accretion of discount associated with Loans at amortized cost, net	(13,409)	(12,605)
Income from merchant fees associated with Loans at fair value	(96,123)	(67,061)
Changes in fair value of loans	395,122	345,422
Change in bank partner fees carried at fair value	2,135	—
Amortization of debt issuance costs	8,088	5,289
Stock-based compensation costs	1,818	1,990
Changes in assets and liabilities:
Decrease in lease liability	(1,530)	(1,499)
Increase in uncollected fees on earning assets	(144,630)	(110,557)
Increase in income tax liability	(659)	(2,241)
Increase in accounts payable and accrued expenses	40,603	8,996
Other	(13,722)	(3,978)
Net cash provided by operating activities	264,260	234,439

Investing activities
Proceeds from recoveries on charged off receivables	32,221	23,449
Investments in earning assets	(1,549,730)	(1,238,058)
Proceeds from earning assets	1,001,912	949,988
Purchases and development of property	(4,822)	(131)
Net cash used in investing activities	(520,419)	(264,752)

Financing activities
Noncontrolling interests contributions	78	3
Noncontrolling interests distributions	—	(148)
Proceeds from issuance of common stock	11,589	—
Proceeds from issuance of Series B preferred stock, net of issuance costs	3,470	1,071
Preferred stock and preferred unit dividends	(7,831)	(12,500)
Proceeds from exercise of stock options	405	45
Purchase and retirement of outstanding stock and preferred units	(53,161)	(1,816)
Proceeds from issuance of Senior notes, net of issuance costs	25,282	54,559
Proceeds from borrowings	894,686	423,898
Repayment of borrowings	(634,760)	(411,289)
Net cash provided by financing activities	239,758	53,823
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(16,401)	23,510
Cash and cash equivalents and restricted cash equivalents at beginning of period	499,636	383,653
Cash and cash equivalents and restricted cash equivalents at end of period	$483,235	$407,163
Cash and cash equivalents, and restricted cash and cash equivalents at end of period
Unrestricted cash and cash equivalents	$329,421	$350,907
Restricted cash and cash equivalents	153,814	56,256
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$483,235	$407,163
Supplemental cash flow information
Cash paid for interest	$90,300	$65,181
Cash paid for income taxes, net of refunds	$843	$176
Accretion of discount associated with issuance of subsidiary equity	$—	$150
Decrease in accrued and unpaid preferred stock and preferred unit dividends	$(2,035)	$(50)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2025 and 2024

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

Within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing $44 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. Our general purpose credit cards use the Aspire, Imagine and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing that focus exclusively on consumers with higher FICO scores. Atlanticus’ decisioning platform is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

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

Loans at amortized cost, net. Our loans at amortized cost, net, currently consist of receivables associated with our Auto Finance segment’s operations and are presented in the condensed consolidated balance sheets net of the related allowance for credit losses and deferred revenue. We purchased auto loans with outstanding principal of $48.2 million, $96.3 million, $51.2 million and $112.2 million for the three and six months ended June 30, 2025 and 2024, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

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

Certain of our loans at amortized cost also contain components of deferred revenue related to loan discounts on the purchase of our auto finance receivables. As of June 30, 2025 and December 31, 2024, the weighted average remaining accretion period for the $19.7 million and $19.8 million of deferred revenue reflected in the condensed consolidated balance sheets was 22 and 24 months, respectively.

A roll-forward (in millions) of our allowance for credit losses by class of receivable is as follows:

For the Three Months Ended June 30,	2025			2024
	Notes Receivable	Auto Finance	Total	Notes Receivable	Auto Finance	Total
Allowance for credit losses:
Balance at beginning of period	$(5.9)	$(4.8)	$(10.7)	$—	$(3.4)	$(3.4)
Provision for credit losses(1)	(0.2)	(1.2)	(1.4)	—	(1.7)	(1.7)
Charge-offs	—	1.7	1.7	—	3.4	3.4
Recoveries	—	(0.6)	(0.6)	—	(0.7)	(0.7)
Balance at end of period	$(6.1)	$(4.9)	$(11.0)	$—	$(2.4)	$(2.4)

(1) For the three months ended June 30, 2025, we recorded a provision for credit losses associated with our notes receivable from consumer technology platforms that are included in Prepaid expenses and other assets on our condensed consolidated balance sheets.

For the Six Months Ended June 30,	2025			2024
	Notes Receivable	Auto Finance	Total	Notes Receivable	Auto Finance	Total
Allowance for credit losses:
Balance at beginning of period	$(5.9)	$(4.9)	$(10.8)	$—	$(1.8)	$(1.8)
Provision for credit losses(1)	(0.2)	(2.3)	(2.5)	—	(4.7)	(4.7)
Charge-offs	—	3.5	3.5	—	5.3	5.3
Recoveries	—	(1.2)	(1.2)	—	(1.2)	(1.2)
Balance at end of period	$(6.1)	$(4.9)	$(11.0)	$—	$(2.4)	$(2.4)

(1) For the six months ended June 30, 2025, we recorded a provision for credit losses associated with our notes receivable from consumer technology platforms that are included in Prepaid expenses and other assets on our condensed consolidated balance sheets.

	June 30,	December 31,
As of	2025	2024
Allowance for credit losses:
Balance of Notes Receivable at end of period individually evaluated for impairment	$(5.9)	$(5.9)
Balance of Auto Finance at end of period individually evaluated for impairment	$(1.0)	$(1.2)
Balance of Auto Finance at end of period collectively evaluated for impairment	$(3.9)	$(3.7)
Loans at amortized cost:
Loans at amortized cost	$106.6	$109.0
Loans at amortized cost individually evaluated for impairment	$1.5	$1.5
Loans at amortized cost collectively evaluated for impairment	$105.1	$107.5

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

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans at amortized cost (in millions) as of June 30, 2025 and December 31, 2024 is as follows:

	June 30,	December 31,
As of	2025	2024
30-59 days past due	$6.6	$7.6
60-89 days past due	2.4	3.2
90 or more days past due	3.7	4.7
Delinquent loans at amortized cost	12.7	15.5
Current loans at amortized cost	93.9	93.5
Total loans at amortized cost	$106.6	$109.0
Balance of loans greater than 90-days delinquent still accruing interest and fees	$2.4	$3.7

Loan Modifications and Restructurings

We review our Loans at amortized cost, net, associated with our Auto Finance segment’s operations to determine if any modifications for borrowers experiencing financial difficulty were made that would qualify the receivable as a Financial Difficulty Modification ("FDM"). This could include a restructuring of the loan terms to alleviate the burden of the borrower's near-term cash requirements, such as a modification of terms to reduce or defer cash payments to help the borrower attempt to improve its financial condition. For the six months ended June 30, 2025 and 2024, no Loans at amortized cost qualified as a FDM.

Income Taxes

We experienced effective tax rates of 24.4% and 24.0% for the three and six months ended June 30, 2025, respectively, compared to 15.6% and 18.5% for the three and six months ended June 30, 2024, respectively.

Our effective tax rates for the three and six months ended June 30, 2025, are above the statutory rate principally due to our (1) state and foreign income tax expense, including the effects of law changes enacted in the three months ended June 30, 2025, in certain states in which we operate, (2) the tax effects of deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986 as amended (the “Code”) with respect to compensation paid to our covered employees, and (3) taxes on global intangible low-taxed income. Offsetting the foregoing items were the tax effects of deductions (1) associated with the exercises of stock options and the vesting of restricted stock at the times when the fair value of our stock exceeded such share-based awards’ grant date values, and (2) of amounts characterized in our condensed consolidated financial statements as dividends on a preferred stock issuance, such amounts which constituted deductible interest expense on a debt issuance for tax purposes.

Our effective tax rates for the three and six months ended June 30, 2024, are below the statutory rate principally due to the tax effects of our deduction of (1) amounts characterized in our condensed consolidated financial statements as dividends on a preferred stock issuance, such amounts which constituted deductible interest expense on a debt issuance for tax purposes, and (2) a loss related to our unrecovered investment in a foreign subsidiary—such subsidiary which ceased operations in the three months ended June 30, 2024, and with respect to which we had used permanently reinvested earnings” accounting in our condensed consolidated financial statements. Offsetting the foregoing items were (1) state and foreign income tax expense including the effects of law changes enacted in the three months ended June 30, 2024 in certain states in which we operate, (2) taxes on global intangible low-taxed income, and (3) the tax effects of deduction disallowance under Section 162(m) of the Code with respect to compensation paid to our covered employees.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our condensed consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. Our interest expense was $90 thousand for the six months ended June 30, 2025, and $93 thousand for the six months ended June 30, 2024.

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

For the Three Months Ended June 30, 2025	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$5,973	$—	$5,973
Servicing income	5,436	165	5,601
Service charges and other customer related fees	11,603	8	11,611
Total Other revenue	23,012	173	23,185
Merchant fees (2)	62,546	—	62,546
Total revenue from contracts with customers	$85,558	$173	$85,731

For the Six Months Ended June 30, 2025	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$10,679	$—	$10,679
Servicing income	9,410	335	9,745
Service charges and other customer related fees	21,621	17	21,638
Total Other revenue	41,710	352	42,062
Merchant fees (2)	96,123	—	96,123
Total revenue from contracts with customers	$137,833	$352	$138,185

For the Three Months Ended June 30, 2024	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$4,783	$—	$4,783
Servicing income	1,849	190	2,039
Service charges and other customer related fees	6,948	16	6,964
Total Other revenue	13,580	206	13,786
Merchant fees (2)	42,797	—	42,797
Total revenue from contracts with customers	$56,377	$206	$56,583

For the Six Months Ended June 30, 2024	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$9,447	$—	$9,447
Servicing income	3,184	390	3,574
Service charges and other customer related fees	12,627	33	12,660
Total Other revenue	25,258	423	25,681
Merchant fees (2)	67,061	—	67,061
Total revenue from contracts with customers	$92,319	$423	$92,742

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

Reportable segment information (in thousands) is as follows:

Three Months Ended June 30, 2025	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$267,204	$9,146	$276,350
Fees and related income on earning assets	94,262	23	94,285
Other revenue	23,012	173	23,185
Total operating revenue and other income	384,478	9,342	393,820
Other non-operating income	6	337	343
Total revenue and other income	384,484	9,679	394,163
Interest expense	(53,162)	(522)	(53,684)
Provision for credit losses	(189)	(1,193)	(1,382)
Changes in fair value of loans	(216,777)	—	(216,777)
Net margin	114,356	7,964	122,320
Operating expenses:
Salaries and benefits	(12,133)	(1,248)	(13,381)
Card and loan servicing	(30,764)	(3,321)	(34,085)
Marketing and solicitation	(24,912)	(37)	(24,949)
Depreciation	(866)	(19)	(885)
Other	(7,685)	(1,189)	(8,874)
Total operating expenses	(76,360)	(5,814)	(82,174)
Income before income taxes	$37,996	$2,150	$40,146

Six Months Ended June 30, 2025	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$505,707	$18,298	$524,005
Fees and related income on earning assets	172,585	41	172,626
Other revenue	41,710	352	42,062
Total operating revenue and other income	720,002	18,691	738,693
Other non-operating income	13	623	636
Total revenue and other income	720,015	19,314	739,329
Interest expense	(100,146)	(1,068)	(101,214)
Provision for credit losses	(214)	(2,236)	(2,450)
Changes in fair value of loans	(395,122)	—	(395,122)
Net margin	224,533	16,010	240,543
Operating expenses:
Salaries and benefits	(26,419)	(2,465)	(28,884)
Card and loan servicing	(59,621)	(6,616)	(66,237)
Marketing and solicitation	(45,239)	(44)	(45,283)
Depreciation	(1,644)	(38)	(1,682)
Other	(15,219)	(2,224)	(17,443)
Total operating expenses	(148,142)	(11,387)	(159,529)
Income before income taxes	$76,391	$4,623	$81,014
Total assets	$3,555,841	$87,334	$3,643,175

Three Months Ended June 30, 2024	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$232,014	$10,335	$242,349
Fees and related income on earning assets	59,484	22	59,506
Other revenue	13,582	204	13,786
Total operating revenue and other income	305,080	10,561	315,641
Other non-operating income	79	303	382
Total revenue and other income	305,159	10,864	316,023
Interest expense	(37,126)	(822)	(37,948)
Provision for credit losses	—	(1,746)	(1,746)
Changes in fair value of loans	(186,251)	—	(186,251)
Net margin	81,782	8,296	90,078
Operating expenses:
Salaries and benefits	(10,890)	(1,083)	(11,973)
Card and loan servicing	(24,212)	(3,486)	(27,698)
Marketing and solicitation	(13,536)	(36)	(13,572)
Depreciation	(635)	(18)	(653)
Other	(6,329)	(1,250)	(7,579)
Total operating expenses	(55,602)	(5,873)	(61,475)
Income before income taxes	$26,180	$2,423	$28,603

Six Months Ended June 30, 2024	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$452,053	$20,670	$472,723
Fees and related income on earning assets	107,369	42	107,411
Other revenue	25,259	422	25,681
Total operating revenue and other income	584,681	21,134	605,815
Other non-operating income	361	553	914
Total revenue and other income	585,042	21,687	606,729
Interest expense	(71,362)	(1,649)	(73,011)
Provision for credit losses	—	(4,690)	(4,690)
Changes in fair value of loans	(345,422)	—	(345,422)
Net margin	168,258	15,348	183,606
Operating expenses:
Salaries and benefits	(22,781)	(2,504)	(25,285)
Card and loan servicing	(47,670)	(6,850)	(54,520)
Marketing and solicitation	(23,932)	(68)	(24,000)
Depreciation	(1,271)	(36)	(1,307)
Other	(14,610)	(2,460)	(17,070)
Total operating expenses	(110,264)	(11,918)	(122,182)
Income before income taxes	$57,994	$3,430	$61,424
Total assets	$2,733,909	$103,352	$2,837,261

4.	Shareholders’ Equity and Preferred Stock

During the three and six months ended June 30, 2025 and 2024, we repurchased and contemporaneously retired 41,381 shares, 68,633 shares, 49,203 shares and 67,236 shares of our common stock at an aggregate cost of $1.9 million, $3.2 million, $1.3 million and $1.8 million, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

Preferred Stock

Our preferred stock consists of 7.625% Series B Cumulative Perpetual Preferred Stock (the "Series B preferred stock"), liquidation preference of $25.00 per share. We pay cumulative cash dividends on the Series B Preferred Stock, when and as declared by our Board of Directors, in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation preference per share.

No shares of Series B Preferred Stock were repurchased in the three and six months ended June 30, 2025 and 2024.

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

During the three and six months ended June 30, 2025 and 2024, we sold 142,603 shares, 156,264 shares, 0 shares and 44,143 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $3.2 million, $3.5 million, $0 and $1.1 million, respectively. During the three and six months ended June 30, 2025 and 2024, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three and six months ended June 30, 2025 and 2024, we sold $8.1 million, $25.8 million, $0 and $0, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $7.9 million, $25.3 million, $0 and $0, respectively.

During the three and six months ended June 30, 2025 and 2024, we sold 0 common shares, 200,000 common shares, 0 common shares and 0 common shares, respectively, under the Company’s Common Stock ATM Program for net proceeds of $0, $11.6 million, $0 and $0, respectively.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2025 and December 31, 2024 fair values and carrying amounts of (1) our assets that are carried at fair value in our condensed consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of June 30, 2025 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$93,653	$82,011
Loans at fair value	$—	$—	$3,004,724	$3,004,724

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

Assets – As of December 31, 2024 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$95,871	$84,332
Loans at fair value	$—	$—	$2,630,274	$2,630,274

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are carried at fair value in our condensed consolidated financial statements, gains and losses associated with fair value changes are detailed on our condensed consolidated statements of income as a component of Changes in fair value of loans. Variations in the three month U.S. Treasury bill rate over the measurement period are used to determine the portion of change in fair value considered to be attributable to changes in instrument-specific credit risk. These variations are applied to the period end discount rate we use to determine fair value. For our loans included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs. For the six months ended June 30, 2025 and 2024, we estimate the portion of fair value changes considered to be attributable to changes in instrument-specific credit risk to be $7.5 million and $(0.5) million, respectively.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2025 and 2024:

	Loans at Fair Value
	2025		2024
Balance at January 1,		$2,630,274		$2,173,759
Changes in fair value of loans at fair value, included in earnings	50,134		103,326
Changes in fair value due to current period principal charge-offs, net of recoveries (1)	(307,029)		(322,174)
Changes in fair value due to current period finance and fee charge-offs (1)	(138,227)		(126,574)
Total Changes in fair value of loans (2)		(395,122)		(345,422)
Purchases		1,562,566		1,203,662
Finance and fees, added to the account balance		594,944		501,038
Settlements		(1,387,938)		(1,255,658)
Balance at June 30,(3)		$3,004,724		$2,277,379
Aggregate unpaid gross balance of loans carried at fair value		$3,046,477		$2,415,092
Change in unrealized losses for the period included in earnings (or changes in net assets) for assets held at the end of the period		$50,134		$103,326
(1)	Reflects the current period charge-offs (net of recoveries) of loans at fair value.
(2)	Total Changes in fair value of loans is included in our condensed consolidated statements of income.
(3)	As of June 30, 2025 and June 30, 2024, the aggregate unpaid principal balance included within loans at fair value was $2,788 million and $2,197 million, respectively.

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

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2025 and December 31, 2024 fair values and carrying amounts of our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities

Loan purchase commitment	$—	$—	$283	$283
Bank partner fees carried at fair value	$—	$—	$15,779	$15,779
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$2,482,381	$2,460,688
Amortizing debt facilities	$—	$—	$5,371	$5,371
Senior notes, net	$310,347	$—	$—	$308,339

Liabilities – As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities

Loan purchase commitment	$—	$—	$285	$285
Bank partner fees carried at fair value	$—	$—	$13,644	$13,644
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$2,149,933	$2,193,993
Amortizing debt facilities	$—	$—	$5,455	$5,455
Senior notes, net	$281,703	$—	$—	$281,552

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

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2025 and  December 31, 2024 concerning certain assets we carry at fair value are as follows:

	Loans at Fair Value Pledged as Collateral under Structured Financings
	As of June 30, 2025	As of December 31, 2024
Aggregate unpaid gross balance of loans carried at fair value	$3,046,477	$2,724,782
Aggregate unpaid principal balance included within loans at fair value	$2,788,207	$2,472,999
Aggregate fair value of loans at fair value	$3,004,724	$2,630,274
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$30,441	$32,781
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$115,567	$145,099

7.	Variable Interest Entities

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

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	June 30, 2025	December 31, 2024
Unrestricted cash and cash equivalents	$156.1	$140.2
Restricted cash and cash equivalents	121.5	98.8
Loans at fair value	2,945.3	2,542.9
Total Assets held by VIEs	$3,222.9	$2,781.9
Notes Payable, net held by VIEs	$2,431.0	$2,128.0

8.	Leases

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost, gross	$804	$637	$1,586	$1,264
Sublease income	(25)	(24)	(49)	(48)
Net Operating lease cost	$779	$613	$1,537	$1,216
Cash paid under operating leases, gross	$768	$752	$1,530	$1,499

Weighted average remaining lease term - months	105	116
Weighted average discount rate	7.1%	6.6%

As of June 30, 2025, scheduled payments of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2025 (Remainder of 2025)	$1,586	$(50)	$1,536
2026	3,857	(42)	3,815
2027	3,747	—	3,747
2028	3,619	—	3,619
2029	3,466	—	3,466
Thereafter	16,704	—	16,704
Total lease payments	32,979	(92)	32,887
Less imputed interest	(8,998)
Operating lease liabilities	$23,981

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

We exercised an expansion right under the Headquarters lease to add an additional 26,133 square feet (the "Expansion space") at our corporate headquarters. The Expansion space term commenced on December 23, 2024. The Expansion space co-terminates with the Headquarters lease. The other lease terms for the Expansion space are the same as those for the initial space leased under the Headquarters lease. The total remaining commitment under this lease is approximately $31.4 million and is included in the table above.

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our condensed consolidated financial statements. As of June 30, 2025, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of June 30, 2025 and  December 31, 2024 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	June 30, 2025	December 31, 2024

Revolving credit facilities at a weighted average interest rate equal to 7.3% as of June 30, 2025 (7.0% as of December 31, 2024) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $3,148.1 million as of June 30, 2025 ($2,723.5 million as of December 31, 2024)

Revolving credit facility, not to exceed $65.0 million (expiring December 1, 2026) (1) (2) (3)	$29.7	$36.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2026) (2) (3) (4) (5)	48.8	49.8
Revolving credit facility, not to exceed $100.0 million (expiring December 15, 2025) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $75.0 million (expiring July 20, 2026) (2) (3) (4) (5)	59.6	74.6
Revolving credit facility, not to exceed $40.0 million (expiring April 7, 2028) (2) (3) (4) (5)	17.5	14.5
Revolving credit facility, not to exceed $75.0 million (expiring March 31, 2028) (2) (3) (4) (5)	64.6	50.0
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, repaid in May 2025	—	283.3
Revolving credit facility, not to exceed $325.0 million (expiring November 15, 2028) (2) (3) (4) (5) (6)	325.0	325.0
Revolving credit facility, not to exceed $158.3 million (expiring August 5, 2026) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2027) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $25.0 million (expiring August 30, 2027) (2) (3) (4) (5)	12.5	12.5
Revolving credit facility, not to exceed $300.0 million (expiring February 15, 2028) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $150.0 million (expiring May 17, 2027) (3) (4) (5) (6)	150.0	150.0
Revolving credit facility, not to exceed $250.0 million (expiring November 15, 2028) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $150.0 million (expired April 28, 2025) (2) (3) (4) (5) (6)	—	140.0
Revolving credit facility, not to exceed $32.8 million (expired April 28, 2025) (2) (3) (4)	—	30.0
Revolving credit facility, not to exceed $100.0 million (expiring January 16, 2029) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $200.0 million (expiring September 15, 2028) (3) (4) (5) (6)	200.0	—
Revolving credit facility, not to exceed $200.0 million (expiring September 15, 2027) (3) (4) (5) (6)	175.0	—
Revolving credit facility, not to exceed $350.0 million (expiring July 16, 2029) (3) (4) (5) (6)	350.0	—

Other facilities
Other debt	5.4	5.5
Total notes payable before unamortized debt issuance costs and discounts	2,488.1	2,221.3
Unamortized debt issuance costs and discounts	(22.0)	(21.9)
Total notes payable outstanding, net	$2,466.1	$2,199.4

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

As of June 30, 2025, the Prime Rate was 7.50%, the Term Secured Overnight Financing Rate ("Term SOFR") was 4.32% and the Secured Overnight Financing Rate ("SOFR") was 4.45%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $48.8 million was drawn as of June 30, 2025). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to SOFR plus 3.0%. The facility matures on October 30, 2026 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $29.7 million was drawn as of June 30, 2025). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to SOFR plus a range between 2.25% and 2.6% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of June 30, 2025, the facility's borrowing limit was $65.0 million and the facility matures on December 1, 2026. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $75.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $59.6 million was drawn as of June 30, 2025). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term Secured Overnight Financing Rate ("Term SOFR") plus 3.6%. An amendment was completed in December 2024 that extended the maturity to July 20, 2026. There were no other material changes to the existing terms. The facility is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered a revolving credit facility to sell up to an aggregate $100.0 million of notes that are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of June 30, 2025) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes equals the SOFR plus 3.75%. The facility matures on December 15, 2025, and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. As of June 30, 2025, the aggregate borrowing limit was $100.0 million.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $40.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $17.5 million was drawn as of June 30, 2025). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 2.85%. The facility matures on April 7, 2028. The note is guaranteed by Atlanticus.

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $75.0 million borrowing limit (of which $64.6 million was drawn as of June 30, 2025) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the Prime Rate or 4%. The facility matures on March 31, 2028 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In June 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

In November 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026). The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 3.53%. The facility was repaid in May 2025.

In May 2022, we (through a wholly owned subsidiary) entered a (as subsequently amended) $325.0 million ABS agreement (of which $325.0 million was drawn as of June 30, 2025) secured by certain credit card receivables (expiring November 15, 2028). The terms of the ABS allow for a five-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.33%.

In  August 2022, we (through a wholly owned subsidiary) entered a (as subsequently amended) $158.3 million ABS agreement secured by certain credit card receivables (of which $0 was outstanding as of June 30, 2025) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on the Term SOFR plus 4.2%. The facility matures on (as subsequently amended) August 5, 2026.

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

In May 2023, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $12.5 million was drawn as of June 30, 2025). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 3.75%. The facility matures on (as subsequently amended) August 30, 2027 and is subject to certain covenants and restrictions of which the failure could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

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

In July 2024, we (through a wholly owned subsidiary) sold $150.0 million of ABS secured by certain private label credit receivables. The facility matured on (as subsequently amended) April 28, 2025. The proceeds were invested in the acquisition of receivables. This facility was secured by the loans, interest and fees receivable and related restricted cash and accrued interest at an annual rate equal to the Term SOFR plus 2.15%. In conjunction with this financing, we (through as wholly owned subsidiary) also entered a revolving credit facility with a $32.8 million revolving limit. The facility matured on (as subsequently amended) April 28, 2025. This facility was secured by related restricted cash and accrued interest at an annual rate equal to the Term SOFR plus 2.5%.

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

In  March 2025, we (through a wholly owned subsidiary) entered a $200.0 million ABS agreement secured by certain private label credit card receivables (of which $175.0 million was outstanding as of June 30, 2025) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on a commercial paper rate plus 2.00%. The facility matures on  September 15, 2027.

In May 2025, we (through a wholly owned subsidiary) sold $350.0 million of ABS secured by certain credit card receivables (expiring July 16, 2029). A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our credit credit receivables, noted above, and the remaining proceeds were invested in the acquisition of receivables. The terms of the ABS allow for a 32-month revolving structure with an 18-month amortization period. The interest rate on the securities is fixed at 6.76%.

As of June 30, 2025, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In  November 2021, we issued $150.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and six months ended June 30, 2025 and 2024 totaled $0.3 million, $0.7 million, $0.3 million and $0.7 million, respectively. We repurchased $0.0 and $0.4 million of the outstanding principal amount of these 2026 Senior Notes in the three and six months ended June 30, 2024, respectively. There have been no repurchases in 2025.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 2029 Senior Notes. In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and six months ended June 30, 2025 and 2024 totaled $0.3 million, $0.7 million, $0.1 million and $0.2 million, respectively.

The 2026 Senior Notes and 2029 Senior Notes are collectively included on our condensed consolidated balance sheet as "Senior Notes, net." See Note 4 "Shareholders' Equity and Preferred Stock" for more information.

10.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $3.1 billion at June 30, 2025. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of June 30, 2025, CAR had unfunded outstanding floor-plan financing commitments totaling $8.9 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines and is not unconditional.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $32.4 million remains pledged as of June 30, 2025 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of June 30, 2025, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period when we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling with our issuing bank partners in a credit protection program, which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $120.2 million as of June 30, 2025. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

Concentrations

We acquire all of our fair value receivables under agreements with two third-party originating institutions.

Our top five retail partnerships accounted for over 80% of our private label receivables outstanding as of June 30, 2025. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns, growth (or contraction) within retail locations and consumer application volumes that retail partners may direct to our bank partners versus competitors that offer similar financing products. During the three and six months ended June 30, 2025 and 2024, we had receivable purchases from our top five retail partners of the following (in millions):

	Gross Purchases
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Largest Retail Partners	2025	2024	2025	2024
1	$390.2	$171.9	$536.6	$214.6
2	$43.7	$48.6	$76.5	$84.9
3	$19.7	$24.0	$38.7	$44.8
4	$17.6	$21.2	$35.2	$43.5
5	$15.8	$8.0	$34.5	$19.7

Our general purpose credit card and private label credit receivables base is spread across individual consumers in the U.S. As of June 30, 2025, only one state (Texas) had receivables concentration in excess of 10% of our total pool of receivables.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to controlling interests	$30,573	$24,280	$62,093	$50,450
Preferred stock and preferred unit dividends and discount accretion	(2,222)	(6,308)	(5,796)	(12,600)
Net income attributable to common shareholders—basic	28,351	17,972	56,297	37,850
Effect of dilutive preferred stock dividends and discount accretion	600	596	1,200	1,193
Net income attributable to common shareholders—diluted	$28,951	$18,568	$57,497	$39,043
Denominator:
Basic (including unvested share-based payment awards) (1)	15,124	14,771	15,120	14,722
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,063	4,037	4,066	4,044
Diluted (including unvested share-based payment awards) (1)	19,187	18,808	19,186	18,766
Net income attributable to common shareholders per share—basic	$1.87	$1.22	$3.72	$2.57
Net income attributable to common shareholders per share—diluted	$1.51	$0.99	$3.00	$2.08

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 371,800 and 362,087 for the three and six months ended June 30, 2025, respectively, compared to 390,096 and 341,837 for the three and six months ended June 30, 2024, respectively.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the three and six months ended June 30, 2024. There were no such anti-dilutive stock options for the three and six months ended June 30, 2025.

For the three and six months ended June 30, 2025 and 2024, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 5, "Redeemable Preferred Stock," for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the "ESPP") and the Fourth Amended and Restated 2014 Equity Incentive Plan (the "Fourth Amended 2014 Plan"). Our ESPP provides that we may issue up to 500,000 shares of our common stock under the plan. Our Fourth Amended 2014 Plan provides that we may grant equity awards representing up to 5,750,000 options on or shares of our common stock to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of June 30, 2025, 40,197 shares remained available for issuance under the ESPP and 1,906,039 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vesting under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three and six months ended June 30, 2025 and 2024.

Restricted Stock and Restricted Stock Units

During the three and six months ended June 30, 2025 and 2024, we granted 65,411 shares, 74,414 shares, 3,007 shares and 209,636 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $3.4 million, $3.8 million, $0.1 million and $6.5 million, respectively. We incurred expenses of $0.9 million, $1.8 million, $1.0 million and $1.9 million during the three and six months ended June 30, 2025 and 2024, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our condensed consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of June 30, 2025, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $8.5 million with a weighted-average remaining amortization period of 3.2 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

The table below includes additional information about outstanding restricted stock and restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	377,353	$31.56
Issued	79,693	$50.53
Vested	(80,538)	$31.96
Forfeited	(5,279)	$33.95
Outstanding at June 30, 2025	371,229	$35.51

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0.1 million and $0.1 million related to stock option-related compensation costs during the three and six months ended June 30, 2024, respectively. There has been no expense related to stock option-related compensation costs in 2025. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	160,391	$31.30
Issued	—	$—
Exercised	(4,858)	$15.30
Expired/Forfeited	—	$—
Outstanding at June 30, 2025	155,533	$31.80	0.8	$3,570,091
Exercisable at June 30, 2025	155,533	$31.80	0.8	$3,570,091

No options were issued during the three and six months ended June 30, 2025 and 2024. We had no unamortized deferred compensation costs associated with non-vested stock options at both  June 30, 2025 and December 31, 2024. Upon exercise of outstanding options, the Company issues new shares.

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

Credit as a Service Segment

Currently, within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing $44 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. Our general purpose credit cards use the Aspire, Imagine and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers.

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

Auto Finance Segment

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of June 30, 2025, our CAR operations served over 680 dealers in 33 states and two U.S. territories. The core operations continue to achieve profitability and generate positive cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended June 30,		Increases (Decreases)
(In Thousands)	2025	2024	from 2024 to 2025
Total operating revenue and other income	$393,820	$315,641	$78,179
Other non-operating income	343	382	(39)
Interest expense	(53,684)	(37,948)	15,736
Provision for credit losses	(1,382)	(1,746)	(364)
Changes in fair value of loans at fair value	(216,777)	(186,251)	30,526
Net margin	122,320	90,078	32,242
Operating expenses:
Salaries and benefits	(13,381)	(11,973)	1,408
Card and loan servicing	(34,085)	(27,698)	6,387
Marketing and solicitation	(24,949)	(13,572)	11,377
Depreciation	(885)	(653)	232
Other	(8,874)	(7,579)	1,295
Total operating expenses:	(82,174)	(61,475)	20,699

Net income	$30,290	$24,127	$6,163
Net loss attributable to noncontrolling interests	283	153	130
Net income attributable to controlling interests	$30,573	$24,280	$6,293
Net income attributable to controlling interests to common shareholders	$28,351	$17,972	$10,379

	For the Six Months Ended June 30,		Increases (Decreases)
(In Thousands)	2025	2024	from 2024 to 2025
Total operating revenue and other income	$738,693	$605,815	$132,878
Other non-operating income	636	914	(278)
Interest expense	(101,214)	(73,011)	28,203
Provision for credit losses	(2,450)	(4,690)	(2,240)
Changes in fair value of loans at fair value	(395,122)	(345,422)	49,700
Net margin	240,543	183,606	56,937
Operating expenses:
Salaries and benefits	(28,884)	(25,285)	3,599
Card and loan servicing	(66,237)	(54,520)	11,717
Marketing and solicitation	(45,283)	(24,000)	21,283
Depreciation	(1,682)	(1,307)	375
Other	(17,443)	(17,070)	373
Total operating expenses:	(159,529)	(122,182)	37,347

Net income	$61,412	$49,946	$11,466
Net loss attributable to noncontrolling interests	681	504	177
Net income attributable to controlling interests	$62,093	$50,450	$11,643
Net income attributable to controlling interests to common shareholders	$56,297	$37,850	$18,447

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

Total operating revenue and other income. Total operating revenue and other income consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) interchange and servicing income on loan portfolios and other customer related fees.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased to $3,046.5 million as of June 30, 2025, from $2,414.7 million as of June 30, 2024. We experienced growth in total operating revenues for both our general purpose credit card and our private label credit receivables for the three and six months ended June 30, 2025, when compared to the same period in 2024. These increases were primarily due to quarterly growth in both new credit card and private label customers serviced, the total accounts of which increased over 400,000 as of June 30, 2025 when compared to June 30, 2024 and also due to the recognition of merchant fees associated with new private label receivable acquisitions, which increased $19.7 million and $29.1 million, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. Growth also reflected increased fee and finance pricing requirements for all new receivable acquisitions in response to increased costs of capital used to finance these receivable acquisitions. For our general purpose credit cards, we experienced strong growth in finance and fee income (increasing $47.7 million and $85.3 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024) resulting from growth in the acquisition of receivables coupled with our bank partners modification of prices on both existing and new consumer accounts.

The relative mix of receivable acquisitions can lead to some variation in our corresponding revenue as general purpose credit card receivables typically generate higher gross yields than private label credit receivables do. We are currently experiencing continued period-over-period increases in private label credit and general purpose credit card receivables.  Therefore, we expect net period-over-period growth in our total interest income and related fees for these operations throughout 2025. During 2024 and so far in 2025, we experienced higher growth rates for our private label credit receivables than for our general purpose credit card receivables. As discussed above, these private label receivables typically generate lower gross yields and lower gross losses than our general purpose credit card receivables. This growth in private label credit receivables, relative to growth in general purpose credit card receivables offset some of the increased fee and finance pricing requirements discussed above. As our private label credit receivables growth is typically strongest during the second and third quarters of each year, we expect growth in this category of receivables to moderate late in the third quarter and into the fourth quarter of 2025. Growth in our general purpose credit card receivables is expected to continue for the remainder of the year in line with, for the third quarter of 2025, and then exceeding, for the fourth quarter of 2025, growth in our private label credit receivables as we continue to expand our marketing efforts.

Future periods’ growth is dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and the level of marketing investment for the general purpose credit card operations. Other revenue on our condensed consolidated statements of income consists of servicing income, service charges and other customer related fees. Growth in customer related fees was largely due to the use of new marketing channels which increased customer engagement with these products. When coupled with increases in interchange revenues which are largely impacted by growth in our receivables, this resulted in an increase in this category of revenues for the three and six months ended June 30, 2025, when compared to the same periods in 2024. See Note 2, "Significant Accounting Policies and Condensed Consolidated Financial Statement Components" to our condensed consolidated financial statements for additional information related to this revenue from contracts with customers. Interchange fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. The above discussions on expectations for finance, fee and other income are based on our current expectations.

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

Interest expense. Variations in interest expense are due to new borrowings and increased costs of capital associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 9, "Notes Payable," to our condensed consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased to $2,431.0 million as of June 30, 2025, from $1,816.8 million as of June 30, 2024. Interest expense increased $15.7 million and $28.2 million for the three and six months ended June 30, 2025, respectively, when compared to the three and six months ended June 30, 2024. The majority of this increase in outstanding debt relates to the addition of multiple credit facilities in 2024 and 2025 associated with growth in our card and loan receivables, coupled with the issuances of 9.25% Senior Notes due 2029 (the "2029 Senior Notes"). Recent increases in the effective interest rates on debt have increased our interest expense as we have raised additional capital (or replaced existing facilities) over the last two years. We anticipate additional debt financing over the next few quarters as we continue to grow coupled with higher effective interest rates on new debt compared to rates on maturing debt. As such, we expect our quarterly interest expense for these operations to increase compared to prior periods.

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

We have experienced a period-over-period decrease of $0.4 million in our provision for credit losses (when comparing the three months ended June 30, 2025 to the same period in 2024) primarily associated with lower receivable balances and decreases in loss estimates associated with our Auto Finance segment's floorplan loans. Most risk of loss in our Auto Finance segment is widely diversified with consumer auto loans across the U.S. Floorplan loans offered to dealers to finance auto inventory increase our exposure to loss not only for the amount of a floorplan loan but also for specific dealer related consumer loans. We take several steps to mitigate this risk including holding title to the underlying collateral, ongoing reassessments of collateral value and regular audits at participating dealer locations. Nevertheless, the timing of losses is difficult to predict. Recent stress noted at some dealer locations is incorporated into our loss estimates for floorplan and consumer loans and resulted in increased provisions for credit losses during 2024. With these increased loss rates incorporated in our current allowance for credit losses, we do not expect to see increases in year over year amounts absent significant growth in the associated receivables. See Note 2, "Significant Accounting Policies and Condensed Consolidated Financial Statement Components," to our condensed consolidated financial statements for further credit quality statistics and analysis.

Changes in fair value of loans. We experienced losses in our total Changes in fair value of loans of $216.8 million and $395.1 million for the three and six months ended June 30, 2025, respectively. This compares to losses of $186.3 million and $345.4 million for the three and six months ended June 30, 2024, respectively. Changes in fair value of loans includes 1) current period principal and finance charge-offs of fair value receivables, 2) the normal accretion of fair value related to finance charges and fees in excess of the contractual amounts billed, which is recognized in revenue during the period, and gains typically recognized in earnings as the fair value of finance charges and fees is greater than the contractual amounts billed during a period, 3) losses on acquisitions of our private label receivables and 4) the impact of changes in the assumptions underlying receivables at the end of the measurement period. The increase in losses in Changes in fair value of loans for the three and six months ended June 30, 2025 when compared to the three and six months ended June 30, 2024, were largely due to a decrease in the net positive impacts of Changes in fair value of loans at fair value, included in earnings, which offset chargeoffs incurred during the period. These impacts totaled $(5.1) million and $50.1 million for the three and six months ended June 30, 2025, respectively, compared to $30.8 million and $103.3 million for the three and six months ended June 30, 2024, respectively. Results impacting the Changes in fair value of loans at fair value, included in earnings for the three and six months ended June 30, 2025 and 2024, respectively, are as follows: 1) net gains of $25.8 million and $57.2 million for the three and six months ended June 30, 2025, respectively, associated with the normal accretion of fair value related to finance charges and fees in excess of the contractual amounts billed, which is recognized in revenue during the period, and gains typically recognized in earnings as the fair value of finance charges and fees is greater than the contractual amounts billed during a period (compared to $34.9 million and $69.8 million of such gains for the three and six months ended June 30, 2025, respectively), 2) net losses of $48.0 million and $85.7 million for the three and six months ended June 30, 2025, respectively, on the acquisition of private label credit receivables, which often have below market pricing and for which we often receive merchant fees which ensure we earn adequate returns (compared to $54.9 million and $83.6 million of such losses for the three and six months ended June 30, 2024, respectively) and 3) net gains of $17.1 million and $78.6 million (compared to $50.8 million and $117.1 million of such increase for the three and six months ended June 30, 2024, respectively) related to favorable changes in fair value assumptions due to improvements in the underlying performance in the form of lower delinquencies and higher net returns. The decreased impacts due to favorable changes in fair value assumptions for the three and six months ended June 30, 2025 relative to the same periods in 2024 were largely a result of policy and pricing changes made during 2024 which enhanced the fair value of the portfolio in those periods. Marginally offsetting this decline in Changes in fair value of loans were slight decreases in principal and finance charge-offs (net of recoveries), which totaled $211.8 million and $445.3 million for the three and six months ended June 30, 2025, respectively, compared to $217.0 and $448.7 million for the three and six months ended June 30, 2024, respectively. These charge-offs decreased period over period despite increases in our period end managed receivables, primarily due to the improved performance in both our private label credit and general purpose credit card delinquencies rates over the past several quarters as well as changes to our relative mix of receivables that include significant increases in the acquisition of private label credit receivables for which we have limited loss exposure due to agreements with retail partners (see additional discussion related to delinquencies and charge-offs below).

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

Gross yield, net of finance charge charge-offs – We utilize gross yield, net of finance charge charge-offs in our fair value assessments to best reflect the expected net collected yield on fee billings on our receivables. As the size and composition of our portfolio fluctuates, or as we experience periods of growth or decline in our acquisition of new receivables, this rate can fluctuate. We have experienced marginal declines in our weighted-average, Gross yield, net of finance charge charge-offs rate used in our fair value calculations of our private label credit receivables as of June 30, 2025, when compared to rates used as of June 30, 2024 largely due to a shift in the overall portfolio mix towards private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. Largely offsetting this decline, our general purpose credit card receivables experienced an increase in this same rate for the noted periods due to the aforementioned product, policy, and pricing changes which contributed to the net $(5.1) million and $50.1 million of net (loss)/gains noted above for the three and six months ended June 30, 2025, respectively. As these product policy and pricing changes continue to further positively impact both newly acquired and existing private label credit receivables and general purpose credit card receivables. We expect our gross yield, net of finance charge charge-offs rate to increase over time although the pace and timing of purchases for new general purpose credit card receivables, relative to those of private label credit receivables, could result in near term declines in this rate. The acquisition of private label credit receivables, particularly those noted above, is largely seasonal in nature, peaking in the second and third quarters of each year. As a result, we would expect this weighted average rate to decrease in those periods (as was noted during the second quarter of 2025) absent the offset of our higher yielding general purpose credit card receivables acquired during the same period. While our bank partners have enacted product, policy, and pricing changes on our existing receivables (and all newly acquired receivables), some of these changes will take several quarters to be fully realized.

Payment Rate – Our total portfolio payment rate has declined marginally over time largely due to the increased relative weight of acquisitions of private label credit receivables to our overall pool of receivables and did not contribute meaningfully to shifts in the fair value of receivables noted above. These receivables tend to include less finance and fee billings that factor into monthly payment amounts (due to associated merchant fee billings that provide us adequate returns on the receivables) and have payment terms that extend over longer periods. As a result, payment rates on private label credit receivables are naturally lower than those associated with our general purpose credit card receivables. This was particularly influenced by strong growth in the aforementioned private label credit receivables acquired during the second and third quarters of 2024 (and also noted in the second quarter of 2025) that have limited loss exposure and tend to have longer associated terms and lower effective payment rates. This decline in payment rates is not evident in our credit card portfolio, which has maintained relatively stable payment rates for all periods in 2025 and 2024.

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

Expected Net Principal Credit Loss Rate – Our Expected net principal credit loss rate is chiefly impacted by the relative makeup of receivables within our pools rather than changes in expected performance of those underlying pools. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners, particularly in the second and third quarters of 2024 (and the second quarter of 2025), our Expected net principal credit loss rate has decreased. Additionally, we have noted reductions in the Expected net principal credit loss rate associated with our general purpose credit card receivables, which have shown continued overall improvements in delinquency rates. With growth in the acquisition of our private label credit receivables, particularly those noted above with limited loss exposure, and growth in better performing general purpose credit card receivables, we expect this weighted average rate to decrease over the next several quarters (when compared to similar periods in prior years) before stabilizing. As changes in expected losses for receivables at the individual pool level did not change meaningfully, the overall impact on our fair value calculation was not meaningful although the positive impact of the improvement noted in delinquencies is included as a component of the net $(5.1) million and $50.1 million of net (loss)/gains noted above for the three and six months ended June 30, 2025, respectively.

Discount Rate – Our weighted average discount rate has remained relatively consistent over the past several quarters (and is expected to continue to remain consistent or go down). Primarily impacting modest changes in our weighted average discount rate are mix shifts in the type of receivables acquired, as different receivable types (general purpose credit card receivables versus private label credit receivables) have different expected return requirements used by third-party market participants. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners that reimburse us for credit losses, our weighted average discount rate has decreased marginally as these receivables have appropriately lower return requirements. While changes in this mix do impact the weighted average discount rate, they do not have a direct impact on the calculation of fair value for our individual pools. We have assigned a lower discount rate when assessing the fair value of these receivables to reflect the significantly lower risk and return characteristics. As a result, our weighted average discount rate has decreased marginally. We consider asset specific financing costs associated with our receivables (coupled with our internal cost of equity capital in agreements that require credit enhancements) as the best indicator of return requirements used by third-party market participants. If the Federal Reserve continues to decrease interest rates or we observe a corresponding decrease in return requirements used by third-party market participants, we may further reduce our weighted average discount rate.

Total operating expenses. Total operating expenses variances for the three and six months ended June 30, 2025, relative to the three and six months ended June 30, 2024, reflect the following:

•	increases in salaries and benefit costs related to both the growth in the number of employees and inflationary compensation pressure. We expect some continued increase in this cost in 2025 compared to 2024 as we expect to continue to invest in technology, risk underwriting and compliance and as a result we expect to increase our number of employees;
•	increases in card and loan servicing expenses for both the three and six months ended June 30, 2025, when compared to the same period in 2024 due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew to $3,046.5 million outstanding from $2,414.7 million outstanding at June 30, 2025 and June 30, 2024, respectively, and costs associated with the implementation of product, policy, and pricing changes discussed above. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow in 2025 commensurate with growth in our receivables. Offsetting a portion of this increase are significant reductions in our servicing costs per account, resulting from the realization of greater economies of scale and increased use of automation as our receivables have grown;
•	increases in marketing and solicitation costs for both the three and six months ended June 30, 2025, when compared to the same period in 2024, primarily due to quarterly growth in both new credit card and private label customers serviced, the total accounts of which increased over 400,000 as of June 30, 2025 when compared to June 30, 2024. These increases in marketing and solicitation costs are a direct result of the increased costs associated with assisting our bank partners to acquire new consumers. As we continue to adjust our underwriting standards to reflect changes in fee and finance assumptions on new receivables, and allow for overall increases in the cost to successfully market to consumers, we expect period over period marketing costs for 2025 to increase relative to those experienced in 2024, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and
•	slight increases in other expenses for both the three and six months ended June 30, 2025, when compared to the same period in 2024, primarily related to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including occupancy, legal and travel expenses can be variable based on growth and have grown as we expand our marketing and growth efforts. Increases in this category for the three and six months ended June 30, 2025, when compared to the same period in 2024 primarily relate to ongoing increased costs associated with accounting and legal expenses offset by certain nonrecurring costs in these categories experienced in the first quarter of 2024. While we expect some continued increase in these associated costs as we continue to grow our receivable portfolios, we do not anticipate the increase to be meaningful.

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

Income Taxes. We experienced effective tax rates of 24.4% and 24.0% for the three and six months ended June 30, 2025, respectively, compared to 15.6% and 18.5% for the three and six months ended June 30, 2024, respectively.

Our effective tax rates for the three and six months ended June 30, 2025, are above the statutory rate principally due to our (1) state and foreign income tax expense, including the effects of law changes enacted in the three months ended June 30, 2025, in certain states in which we operate, (2) the tax effects of deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986 as amended (the “Code”) with respect to compensation paid to our covered employees, and (3) taxes on global intangible low-taxed income. Offsetting the foregoing items were the tax effects of deductions (1) associated with the exercises of stock options and the vesting of restricted stock at the times when the fair value of our stock exceeded such share-based awards’ grant date values, and (2) of amounts characterized in our condensed consolidated financial statements as dividends on a preferred stock issuance, such amounts which constituted deductible interest expense on a debt issuance for tax purposes.

Our effective tax rates for the three and six months ended June 30, 2024, are below the statutory rate principally due to the tax effects of our deduction of (1) amounts characterized in our condensed consolidated financial statements as dividends on a preferred stock issuance, such amounts which constituted deductible interest expense on a debt issuance for tax purposes, and (2) a loss related to our unrecovered investment in a foreign subsidiary—such subsidiary which ceased operations in the three months ended June 30, 2024, and with respect to which we had used permanently reinvested earnings” accounting in our condensed consolidated financial statements. Offsetting the foregoing items were (1) state and foreign income tax expense including the effects of law changes enacted in the three months ended June 30, 2024 in certain states in which we operate, (2) taxes on global intangible low-taxed income, and (3) the tax effects of deduction disallowance under Section 162(m) of the Code with respect to compensation paid to our covered employees.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our condensed consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. Our interest expense was $90 thousand for the six months ended June 30, 2025, and $93 thousand for the six months ended June 30, 2024.

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

Below is the reconciliation of Loans at fair value to Total managed receivables:

	At or for the Three Months Ended
	2025		2024				2023
(in Millions)	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Loans at fair value	$3,004.7	$2,668.5	$2,630.3	$2,511.6	$2,277.4	$2,150.6	$2,173.8	$2,050.0
Fair value mark against receivable (1)	41.8	37.8	94.5	142.5	137.7	167.5	237.5	265.2
Total managed receivables (2)	$3,046.5	$2,706.3	$2,724.8	$2,654.1	$2,415.1	$2,318.1	$2,411.3	$2,315.2
Fair value to Total managed receivables ratio (3)	98.6%	98.6%	96.5%	94.6%	94.3%	92.8%	90.2%	88.5%

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

As discussed above, our managed receivables data differ in certain aspects from our GAAP data. First, managed receivables data include the undiscounted contractual amounts due on the underlying consumer receivable plus fee billings (including fees and finance charges), less actual charge-offs. Managed receivables data are also based on actual charge-offs as they occur and without regard to any merchant fees, changes in fair value of loans or changes in our allowances for credit losses (in periods where applicable). Second, for managed receivables data, we amortize certain fees (such as annual and merchant fees) and expenses (such as marketing expenses) associated with our Fair Value Receivables over the expected life of the corresponding receivable and recognize other costs, such as claims made under credit deferral programs, when paid. Under fair value accounting, these fees are recognized when billed or in the case of merchant fees, are recognized when the merchant confirms the transaction with us, which fulfills the terms of the associated merchant and marketing expenses are recognized when incurred.

A reconciliation of our operating revenues and other income, net of finance and fee charge-offs, to comparable amounts used in our calculation of Total managed yield ratios is as follows:

	At or for the Three Months Ended
	2025		2024				2023
(in Millions)	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Consumer loans, including past due fees	$267.2	$238.5	$242.1	$245.3	$232.1	$220.0	$214.6	$214.6
Fees and related income on earning assets	94.3	78.3	83.8	78.5	59.5	47.9	71.7	59.8
Other revenue	23.0	18.7	17.5	16.8	13.6	11.7	12.0	10.2
Total operating revenue and other income - CaaS Segment	384.5	335.5	343.4	340.6	305.2	279.6	298.3	284.6
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(26.6)	0.1	0.7	(15.1)	(12.6)	4.0	6.5	(6.8)
Adjustments due to acceleration of annual fees recognition under fair value accounting	(8.8)	(4.2)	(10.5)	(8.0)	1.1	10.1	(12.6)	(3.1)
Removal of finance charge-offs	(68.2)	(70.0)	(64.9)	(60.6)	(62.9)	(63.7)	(59.5)	(47.1)
Total managed yield	$280.9	$261.4	$268.7	$256.9	$230.8	$230.0	$232.7	$227.6

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2025		2024				2023
(in Millions)	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Charge-offs on loans at fair value	$211.8	$233.5	$213.1	$201.5	$217.0	$231.7	$215.2	$173.5
Finance charge-offs (1)	(68.2)	(70.0)	(64.9)	(60.6)	(62.9)	(63.7)	(59.5)	(47.1)
Combined principal net charge-offs	$143.6	$163.5	$148.2	$140.9	$154.1	$168.0	$155.7	$126.4

(1)	Finance charge-offs are included as a component of our Changes in fair value of loans in the accompanying condensed consolidated statements of income.

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

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2025				2024
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$3,046,477		$2,706,264		$2,724,782		$2,654,112
30-59 days past due	$100,472	3.3%	$89,132	3.3%	$104,022	3.8%	$106,303	4.0%
60-89 days past due	$85,611	2.8%	$84,559	3.1%	$97,953	3.6%	$96,673	3.6%
90 or more days past due	$210,925	6.9%	$233,205	8.6%	$253,511	9.3%	$227,418	8.6%
Average managed receivables	$2,876,371		$2,715,523		$2,689,447		$2,534,602
Total managed yield ratio, annualized (1)	39.1%		38.5%		40.0%		40.5%
Combined principal net charge-off ratio, annualized (2)	20.0%		24.1%		22.0%		22.2%
Interest expense ratio, annualized (3)	7.4%		6.9%		6.5%		6.6%
Net interest margin ratio, annualized (4)	11.7%		7.5%		11.5%		11.7%

	At or for the Three Months Ended
	2024				2023
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,415,092		$2,318,104		$2,411,255		$2,315,206
30-59 days past due	$99,620	4.1%	$94,389	4.1%	$110,465	4.6%	$101,822	4.4%
60-89 days past due	$88,544	3.7%	$87,761	3.8%	$98,377	4.1%	$92,361	4.0%
90 or more days past due	$218,215	9.0%	$243,830	10.5%	$247,621	10.3%	$217,136	9.4%
Average managed receivables	$2,366,598		$2,364,680		$2,363,231		$2,244,604
Total managed yield ratio, annualized (1)	39.0%		38.9%		39.4%		40.6%
Combined principal net charge-off ratio, annualized (2)	26.0%		28.4%		26.4%		22.5%
Interest expense ratio, annualized (3)	6.3%		5.8%		5.4%		4.9%
Net interest margin ratio, annualized (4)	6.7%		4.7%		7.6%		13.2%

(1)	The Total managed yield ratio, annualized is calculated using the annualized total managed yield as the numerator and period-end average managed receivables as the denominator.
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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2025				2024
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,524,399		$1,253,215		$1,231,750		$1,205,714
30-59 days past due	$29,981	2.0%	$27,166	2.2%	$33,664	2.7%	$34,658	2.9%
60-89 days past due	$23,745	1.6%	$23,938	1.9%	$29,297	2.4%	$30,216	2.5%
90 or more days past due	$58,146	3.8%	$67,414	5.4%	$75,294	6.1%	$70,190	5.8%
Average APR	10.3%		11.9%		12.9%		13.3%
Receivables purchased during period	$506,738		$265,360		$241,442		$396,900

	Private Label Credit - At or for the Three Months Ended
	2024				2023
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,013,529		$907,367		$939,389		$944,197
30-59 days past due	$36,477	3.6%	$32,209	3.5%	$36,540	3.9%	$35,830	3.8%
60-89 days past due	$29,766	2.9%	$27,094	3.0%	$31,284	3.3%	$29,387	3.1%
90 or more days past due	$67,368	6.6%	$74,414	8.2%	$79,056	8.4%	$71,200	7.5%
Average APR	15.8%		17.1%		17.1%		16.2%
Receivables purchased during period	$316,304		$191,106		$202,168		$244,571

	General Purpose Credit Card - At or for the Three Months Ended
	2025				2024
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,522,078		$1,453,049		$1,493,032		$1,448,060
30-59 days past due	$70,490	4.6%	$61,966	4.3%	$70,358	4.7%	$71,645	4.9%
60-89 days past due	$61,866	4.1%	$60,621	4.2%	$68,656	4.6%	$66,454	4.6%
90 or more days past due	$152,779	10.0%	$165,791	11.4%	$178,216	11.9%	$157,222	10.9%
Average APR	29.4%		28.7%		28.6%		28.9%
Receivables purchased during period	$442,957		$347,550		$370,269		$373,231

	General Purpose Credit Card - At or for the Three Months Ended
	2024				2023
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,401,168		$1,410,281		$1,471,358		$1,370,445
30-59 days past due	$63,141	4.5%	$62,173	4.4%	$73,918	5.0%	$65,987	4.8%
60-89 days past due	$58,777	4.2%	$60,664	4.3%	$67,088	4.6%	$62,969	4.6%
90 or more days past due	$150,839	10.8%	$169,402	12.0%	$168,555	11.5%	$145,927	10.6%
Average APR	27.4%		27.1%		27.4%		27.3%
Receivables purchased during period	$360,425		$342,834		$426,939		$402,978

The following discussion relates to the tables above.

Managed receivables levels. We continue to experience overall period-over-period quarterly receivables growth with over $631.8 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners from June 30, 2025 to June 30, 2024. The increased purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $510.9 million in the twelve months ended June 30, 2025. Our general purpose credit card receivables grew by $120.9 million during the twelve months ended June 30, 2025. Some of our larger merchant partners are benefiting from continued consumer spending and a growing economy and have expanded their relationship with us. We currently expect continued period-over-period quarterly receivables growth in our general purpose credit card and private label credit receivables. Growth in future periods receivables is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partners, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 80% of our private label receivables outstanding as of June 30, 2025. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns and growth (or contraction) within merchant retail locations. Further impacting receivable purchase amounts in a period are consumer application volumes that retail partners may direct to our bank partners versus competitors who offer similar financing products to those retail merchant partners. See Note 10, "Commitments and Contingencies," to our condensed consolidated financial statements included herein for further discussion of these concentrations.

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

Increases in delinquencies in the first and second quarters of 2024 in our private label credit receivables were largely due to a mix shift in receivables acquired to certain receivables that have higher observed delinquencies but correspondingly higher yields. Late in the second quarter of 2024 and early in the third quarter of 2024, we additionally acquired receivables that have higher observed delinquencies, but for which we have limited loss exposure due to agreements with retail partners. As a result of these limited loss exposures, these receivables are not included in our delinquency rates for private label credit receivables. Our delinquency rates for our general purpose credit cards receivables were higher in the first quarter of 2024 due to both a reduction in the growth of our managed receivables and accounts that were enrolled in short-term payment deferrals, due to hardship claims resulting from COVID-19. Receivables enrolled in these short-term payment deferrals continued to accrue interest and their delinquency status did not change through their respective deferment periods. The remainder of these accounts were removed from hardship status with the end of the COVID-19 national and public health emergencies in May 2023. While these accounts resulted in higher than normal reported delinquency rates for the first quarter of 2024 (and correspondingly higher charge-offs in the first and second quarters of 2024), the charge-offs did not result in a further economic impact to us as the majority of these accounts were already considered in our changes in fair value in prior periods. As these accounts were largely charged off by the end of the first quarter of 2024, we saw some modest improvement in our second quarter 2024 delinquencies offset by slower net receivables growth during this period. Delinquency rates in the third and fourth quarter of 2024 remained largely consistent with those noted in the same period of prior year. For the first and second quarters of 2025 we have observed lower overall delinquency rates in both our general purpose credit card receivables and our private label credit receivables. Increased acquisitions of private label credit receivables with limited loss exposures and the noted improvements in general purpose credit card receivables will continue to result in lower overall charge-off rates in the third and fourth quarters of 2025 when compared to rates in the third and fourth quarters of 2024.

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to marginally increase when compared to the same periods in prior years due to a planned shift in our general purpose and private label credit receivables originated as our bank partners expand product offerings to a broader range of consumers. This expected increase in delinquencies will be offset somewhat by using more restrictive product, policy, and pricing changes which we believe will result in a more profitable asset overall. We also expect continued seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the second quarter of each year due to the benefits of seasonally strong payment patterns associated with tax refunds for many consumers. Offsetting this expected increase in delinquencies is continued growth in the portfolio which will mute delinquency metrics. Our beliefs for future delinquency rates are predicated on the assumption that the slowing rate of inflation will continue and our recent tightened underwriting standards will prove effective at reducing account delinquencies.

Total managed yield ratio, annualized. As discussed above, growth in higher yielding assets has resulted in higher charge-off and delinquency rates in some periods. General purpose credit card receivables tend to have higher total yields than private label credit receivables (and corresponding higher charge-off rates). As a result, in periods where we have slower rates of growth of general purpose credit card receivables, as was noted in 2024 (relative to growth in private label credit receivables), we expect to have slightly lower total managed yield ratios. We currently expect increases in the rates of acquisition of our general purpose credit card receivables relative to private label credit receivables and correspondingly higher period-over-period operating revenue and other income for the remainder of 2025 (and a correspondingly higher Total managed yield ratio) although the timing of these acquisitions could result in some fluctuations of our Total managed yield ratio, annualized when comparing quarterly rates in 2025 to corresponding quarterly periods in 2024. Our managed yield ratios, however, may be marginally lower due to an expected seasonal shift in our mix of acquired private label receivables to higher FICO receivables that have lower gross yields (and correspondingly lower charge-off expectations) in the third quarter of each year.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. The increase in the combined principal net charge-off ratio, annualized in the first two quarters of 2024 is a reflection of increased delinquencies noted as consumer behavior reverted to historical norms (similar to those experienced in periods prior to COVID-19) and decreases in the acquisition of new general purpose credit card receivables. Additionally, inflation, particularly as it relates to higher gas prices, negatively impacted some consumers' ability to make payments on outstanding loans and fees receivable. We noted improvements in this rate in the fourth quarter of 2024 and in the first and second quarters of 2025 as delinquencies continued to improve, consumer payment behavior improved and we experienced strong growth in our receivables base.

Despite expected marginal increases in delinquency rates as discussed above, we expect our overall combined principal net charge-off ratios to continue to decrease for 2025, when compared to the comparable prior periods. These charge-off rates are expected to return to historically normalized levels, adjusted for the mix shift discussed above, and will benefit from planned growth in the underlying receivables which we expect will further reduce our combined principal net charge-off ratio. Our charge-off ratio has also been impacted due to (and will continue to be impacted by): 1) higher expected charge-off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, leading to periodic increases in combined principal net chargeoffs, (3) the aforementioned tightened underwriting standards that slowed the pace of growth in our receivables base, and (4) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of inflation pressures. While charge-offs associated with previously mentioned accounts enrolled in short-term payment deferrals had a negative impact on our Combined principal net charge-off ratio, annualized through the second quarter of 2024, they did not have a material impact on our condensed consolidated statements of income as the majority of these accounts were already considered in our changes in fair value. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

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

Net interest margin ratio, annualized. Our Net interest margin ratio, annualized represents the difference between our Total managed yield ratio, annualized, our Combined principal net charge-off ratio, annualized and our Interest expense ratio, annualized. Recent declines in this ratio, when compared to corresponding prior periods, relate primarily to recent increases in our principal net charge-offs as noted above. This trend reversed in the first and second quarters of 2025 as we realized improvements in delinquencies and subsequent chargeoffs. We currently expect continued marginal improvements in our Combined principal net charge-off ratio, annualized, relative to corresponding periods in 2024 which should continue to result in an improved net interest margin ratio. Changes in the mix shift of acquired receivables, noted above, will also lead to increases in the Net interest margin, annualized as the higher yielding receivables become a larger component of our total portfolio.

Average APR. The average annual percentage rate ("APR") charged to customers varies by receivable type, credit history and other factors. The APRs for receivables originated through our private label credit platform range from 0% to 36.0%. For general purpose credit card receivables, APRs range from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. For those receivables that did not contain fixed APRs we have seen some increases in rates charged, as the underlying rates are tied to the federal funds borrowing rate which increased in 2022 and 2023. Our average APRs for general purpose credit card receivables remained largely consistent throughout 2024 with some increases noted as new product, policy, and pricing changes were implemented which raised the APRs associated with new receivable acquisitions. We expect some continued improvements in our general purpose credit card receivable average APRs as newly acquired receivables with higher APRs become a larger part of our overall portfolio of receivables. Our average APRs for private label credit fell throughout 2024 and in 2025 due to a shift in the overall portfolio mix towards private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. This trend continued in the second quarter of 2025 with increased acquisitions of these receivables. We expect this declining trend to continue into the third quarter of 2025, however, the timing and relative mix of receivables acquired could cause some minor fluctuations. We do not acquire or service receivables that have an APR above 36.0%.

Receivables purchased during period. Receivables purchased during period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For the first and second quarters of 2025 we noted increases in the amount of receivables purchased associated with our General Purpose Credit Card receivables and also a larger increase in receivables purchased associated with our Private Label Credit receivables. This growth in Private Label Credit Receivables purchased primarily relates to growth in purchases associated with our largest retail partner. For most periods presented in 2024, our private label credit receivable purchases experienced overall growth, when compared to the same periods in 2023, largely based on the addition of new private label credit retail partners as well as growth within existing retail partnerships, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our issuing bank partners. We currently expect private label credit receivable acquisitions in the third and fourth quarters of 2025 to be consistent with those in the same periods of 2024, although the timing of the receivable acquisitions may vary based on seasonal spending patterns by consumers and our retail partners overall sales cycles. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our issuing bank partners. As a result, the timing of new receivable acquisitions, particularly as it relates to general purpose credit cards, could be impacted in the short term. Nonetheless, we expect continued growth in the acquisition of these general purpose credit card receivables throughout 2025.

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

A reconciliation of our operating revenues and other income to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2025		2024				2023
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Consumer loans, including past due fees	$9.1	$9.2	$9.6	$10.0	$10.4	$10.3	$10.1	$10.1
Fees and related income on earning assets	—	—	—	0.1	—	—	0.1	—
Other income	0.2	0.2	0.2	0.2	0.2	0.2	0.2	0.2
Total operating revenue and other income	9.3	9.4	9.8	10.3	10.6	10.5	10.4	10.3
Finance charge-offs	—	—	—	—	—	—	—	—
Total managed yield	$9.3	$9.4	$9.8	$10.3	$10.6	$10.5	$10.4	$10.3

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized follows (in millions):

	At or for the Three Months Ended
	2025		2024				2023
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Gross charge-offs	$1.7	$1.8	$1.5	$3.1	$3.5	$1.8	$1.1	$0.9
Finance charge-offs (1)	—	—	—	—	—	—	—	—
Recoveries	(0.6)	(0.6)	(0.6)	(0.7)	(0.7)	(0.5)	(0.5)	(0.5)
Combined principal net charge-offs	$1.1	$1.2	$0.9	$2.4	$2.8	$1.3	$0.6	$0.4

(1)	Finance charge-offs are included as a component of our Provision for credit losses in the accompanying condensed consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2025				2024
	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables
Period-end managed receivables (1)	$106,632		$106,099		$108,982		$110,638
30-59 days past due	$6,576	6.2%	$6,344	6.0%	$7,590	7.0%	$8,873	8.0%
60-89 days past due	$2,391	2.2%	$2,061	1.9%	$3,217	3.0%	$3,801	3.4%
90 or more days past due	$3,741	3.5%	$4,221	4.0%	$4,723	4.3%	$5,305	4.8%
Average managed receivables	$106,366		$107,541		$109,810		$114,295
Total managed yield ratio, annualized (2)	35.0%		35.0%		35.7%		36.0%
Combined principal net charge-off ratio, annualized (3)	4.1%		4.5%		3.3%		8.4%
Recovery ratio, annualized (4)	2.3%		2.2%		2.2%		2.4%

	At or for the Three Months Ended
	2024				2023
	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables
Period-end managed receivables (1)	$117,951		$122,321		$118,045		$118,007
30-59 days past due	$9,200	7.8%	$7,796	6.4%	$9,421	8.0%	$8,627	7.3%
60-89 days past due	$3,834	3.3%	$3,031	2.5%	$3,373	2.9%	$3,278	2.8%
90 or more days past due	$4,944	4.2%	$3,220	2.6%	$3,542	3.0%	$2,607	2.2%
Average managed receivables	$120,136		$120,183		$118,026		$116,531
Total managed yield ratio, annualized (2)	35.3%		34.9%		35.2%		35.4%
Combined principal net charge-off ratio, annualized (3)	9.3%		4.3%		2.0%		1.7%
Recovery ratio, annualized (4)	2.3%		1.7%		1.7%		1.7%

(1)	Period-end managed receivables equal the corresponding amount of loans at amortized cost included in Note 2 "Significant Accounting Policies and Condensed Consolidated Financial Statement Components" in our condensed consolidated financial statements.
(2)	The total managed yield ratio, annualized is calculated using the annualized Total managed yield as the numerator and Period-end average managed receivables as the denominator.
(3)

The Combined principal net charge-off ratio, annualized is calculated using the annualized Combined principal net charge-offs as the numerator and Period-end average managed receivables as the denominator.

(4)	The Recovery ratio, annualized is calculated using annualized Recoveries as the numerator and Period-end average managed receivables as the denominator.

Managed receivables. Stress noted at some dealer locations resulted in higher than anticipated credit losses associated with floorplan loans during 2024. When coupled with increased delinquencies associated with the underlying consumers loans, we have experienced period over period declines in our managed receivables for the third and fourth quarter of 2024 and the first and second quarters of 2025. We expect modest growth in the level of our managed receivables throughout 2025, although we may continue to be below managed receivables levels (when compared to the same periods in prior years ) for the next few quarters as CAR rebuilds its receivables base, expands within its current geographic footprint and continues plans for service area expansion. Although we continue to expand our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. We continually evaluate bulk purchases of receivables, however, the timing and size of such purchases are difficult to predict.

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

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our condensed consolidated balance sheets. Facilities that could represent near-term and longer-term refunding or refinancing needs as of June 30, 2025 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring July 20, 2026) that is secured by certain receivables and restricted cash	$59.6
Revolving credit facility (expiring October 30, 2026) that is secured by certain receivables and restricted cash	48.8
Revolving credit facility (expiring December 1, 2026) that is secured by certain assets	29.7
Revolving credit facility (expiring August 30, 2027) that is secured by certain receivables and restricted cash	12.5
Revolving credit facility (expiring March 31, 2028) that is secured by certain receivables and restricted cash	64.6
Revolving credit facility (expiring April 7, 2028) that is secured by certain receivables and restricted cash	17.5
Total long term refinancing needs (in excess of 12 months)	$232.7

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

In November 2021, we issued $150.0 million aggregate principal amount of 6.125% Senior Notes due 2026 (the "2026 Senior Notes"). The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and six months ended June 30, 2025 and 2024 totaled $0.3 million, $0.7 million, $0.3 million and $0.7 million, respectively. We repurchased $0.0 and $0.4 million of the outstanding principal amount of these 2026 Senior Notes in the three and six months ended June 30, 2024, respectively. There have been no repurchases in 2025.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 2029 Senior Notes. In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and six months ended June 30, 2025 and 2024 totaled $0.3 million, $0.7 million, $0.1 million and $0.2 million, respectively.

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

During the three and six months ended June 30, 2025 and 2024, we sold 142,603 shares, 156,264 shares, 0 shares and 44,143 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $3.2 million, $3.5 million, $0 and $1.1 million, respectively. During the three and six months ended June 30, 2025 and 2024, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three and six months ended June 30, 2025 and 2024, we sold $8.1 million, $25.8 million, $0 and $0, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $7.9 million, $25.3 million, $0 and $0, respectively.

During the three and six months ended June 30, 2025 and 2024, we sold 0 common shares, 200,000 common shares, 0 common shares and 0 common shares, respectively, under the Company’s Common Stock ATM Program for net proceeds of $0, $11.6 million, $0 and $0, respectively.

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

At June 30, 2025, we had $329.4 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the six months ended June 30, 2025 and 2024 are as follows:

•

During the six months ended June 30, 2025, we generated $264.3 million of cash flows from operations compared to our generation of $234.4 million of cash flows from operations during the six months ended June 30, 2024. While payment rates for our consumers stayed consistent period over period, we experienced an increase in cash provided by operating activities principally related to finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables. Most of this change was due to growth in the underlying receivables (and collections thereon) along with the implementation of product, policy and pricing changes, which effectively increased the minimum payment amounts required by consumers.

•

During the six months ended June 30, 2025, we used $520.4 million of cash from our investing activities, compared to the use of $264.8 million of cash from investing activities during the six months ended June 30, 2024. This increase in cash used is primarily due to marginal increases in the level of net investments in private label credit and general purpose credit card receivables relative to the same period in 2023. For the six months ended June 30, 2025, we purchased $1,550 million in private label and general purpose credit card receivables compared to $1,238 million for the six months ended June 30, 2024. Slightly offsetting this increase were increased recoveries associated with the sale of charged off receivables due to increases in the contractual purchase rates we receive from third parties. As we continue to grow our receivables base, we would expect for purchases of new receivables to outpace payments thereon throughout 2025.

•

During the six months ended June 30, 2025, we generated $239.8 million of cash from financing activities, compared to our generating $53.8 million of cash from financing activities during the six months ended June 30, 2024. The increase in cash provided by financing activities is primarily due to an increase in net borrowings (proceeds from borrowings less repayment of borrowings) of $259.9 million. Additionally, we received proceeds from the issuance of 200,000 shares of common stock for net proceeds of $11.6 million in the first six months of 2025. This increase was offset by the redemption of the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon during the six months ended June 30, 2025 coupled with the sale of $57.2 million of 2029 Senior Notes during the six months ended June 30, 2024 compared to sales of $25.8 million for the six months ended June 30, 2025. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. As discussed above, we expect to have continued growth in our receivables base and as a result, expect to continue raising additional capital to fund these acquisitions.

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

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the six months ended June 30, 2025 and 2024, we received $0.4 million and $0.4 million, respectively, of reimbursed costs from HBR associated with these leased employees.

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

Evaluation of disclosure controls and procedures

As of December 31, 2024, the Company’s management, including the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because a material weakness in our internal control over financial reporting existed related to management’s failure to adequately design and implement internal controls to determine whether or not each of the inputs into the Company’s valuation model for its Loans at fair value consistent with U.S. GAAP.

Management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of June 30, 2025, the end of the period covered by this Form 10-Q. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in reports that it files or submits under the Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 because of the material weakness described above.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the condensed consolidated financial statements as filed in this Form 10-Q, and such condensed consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three and six months ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America. Accordingly, there are no changes to the Company’s previously reported consolidated financial statements.

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

Changes in internal control over financial reporting

Other than changes related to the remediation of the material weakness described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Our portfolio of receivables has limited diversification and primarily originates from consumers whose creditworthiness is considered less than prime. Historically, we have invested in receivables in one of two ways—we have either (i) invested in receivables originated by lenders who utilize our services or (ii) invested in or purchased pools of receivables from other issuers. In either case, the majority of our receivables are from borrowers represented by credit risks that regulators classify as less than prime. Our reliance on these receivables may in the future negatively impact our performance.

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

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Receivables That Are Outstanding

The aggregate amount of outstanding receivables is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from credit card issuers and other sources of consumer financing, access to funding, and the timing and extent of our receivable purchases

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $3,046.5 million at June 30, 2025, from $2,414.7 million at June 30, 2024. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for over 80% of our outstanding private label credit receivables as of June 30, 2025. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

Risks Related to Our Financial Reporting and Accounting

We recently remediated a material weakness in our internal control over financial reporting. If we experience additional material weaknesses in the future, our business may be harmed. Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to a material weakness described under Part II, Item 9A “Controls and Procedures” on our Form 10-K for the fiscal year ended December 31, 2024. Based on the successful monitoring of these remediation efforts, the Company concluded that the material weakness identified above has been remediated as of the date of this report.

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

Our business and operations may be negatively affected by rising prices and interest rates. Our financial performance and consumers’ ability to repay indebtedness may be affected by uncertain economic conditions, including inflation, government shutdowns and changing interest rates. In recent months, there have been significant changes to U.S. trade policies, treaties and tariffs. Although trade negotiations are ongoing, sustained higher tariffs might accelerate inflation. Higher inflation increases the costs of goods and services, reduces consumer spending power and may negatively affect our ability to purchase receivables. In 2022, inflation reached a four-decade high and continues to adversely impact the economy.

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

The Series B preferred stock rank junior to our Series A preferred stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A preferred stock has been satisfied. The rights of holders of the Series B preferred stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A preferred stock and any future series or class of preferred stock we may issue that ranks senior to the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of June 30, 2025, we had outstanding 400,000 shares of Series A preferred stock and 3,457,443 shares of Series B preferred stock. As of June 30, 2025, we could issue up to 6,142,557 additional shares of preferred stock.

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

We may issue additional shares of the Series B preferred stock and additional series of preferred stock that rank on a parity with the Series B preferred stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B preferred stock and additional series of preferred stock that would rank on a parity with the Series B preferred stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B preferred stock without any vote of the holders of the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of June 30, 2025, we had outstanding 400,000 shares of Series A preferred stock and 3,457,443 shares of Series B preferred stock. As of June 30, 2025, we could issue up to 6,142,557 additional shares of preferred stock. The issuance of additional shares of Series B preferred stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B preferred stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B preferred stock if we do not have sufficient funds to pay dividends on all Series B preferred stock outstanding and other classes of stock with equal priority with respect to dividends.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 - April 30	40,849	$46.28	40,773	1,901,177
May 1 - May 31	532	$46.22	—	1,901,177
June 1 - June 30	—	$—	—	1,901,177
Total	41,381	$46.28	40,773	1,901,177

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 608 such shares returned to us during the three months ended June 30, 2025.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2024, we are authorized to repurchase 2,000,000 shares of our common stock through June 30, 2026.

The following table sets forth information with respect to our repurchases of Series B preferred stock during the three months ended June 30, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1 - April 30	—	$—	—	500,000
May 1 - May 31	—	$—	—	500,000
June 1 - June 30	—	$—	—	500,000
Total	—	$—	—	500,000

(1)	On May 7, 2024, our Board of Directors authorized the Company to repurchase up to 500,000 shares of our Series B preferred stock through June 30, 2026.

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

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

Atlanticus Holdings Corporation

August 7, 2025	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)