Form 10-Q
period 2025-09-30
Atlanticus Holdings Corp
filed 2025-11-10
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, 15,141,530 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2025	2024

Assets
Unrestricted cash and cash equivalents (including $170.5 million and $140.2 million associated with variable interest entities at September 30, 2025 and December 31, 2024, respectively)	$425,023	$375,416
Restricted cash and cash equivalents (including $73.6 million and $98.8 million associated with variable interest entities at September 30, 2025 and December 31, 2024, respectively)	100,914	124,220
Loans at fair value (including $6,200.6 million and $2,542.9 million associated with variable interest entities at September 30, 2025 and December 31, 2024, respectively)	6,350,009	2,630,274
Loans at amortized cost, net (including $4.6 million and $4.9 million of allowance for credit losses at September 30, 2025 and December 31, 2024, respectively; and $21.5 million and $19.8 million of deferred revenue at September 30, 2025 and December 31, 2024, respectively)	85,004	84,332
Property at cost, net of depreciation	13,458	10,519
Intangible assets, net (Note 2)	31,889	—
Operating lease right-of-use assets	15,564	13,878
Prepaid expenses and other assets	57,871	32,068
Total assets	$7,079,732	$3,270,707
Liabilities
Accounts payable and accrued expenses	$253,081	$72,088
Operating lease liabilities	25,924	24,188
Notes payable, net (including $5,297.8 million and $2,128.0 million associated with variable interest entities at September 30, 2025 and December 31, 2024, respectively)	5,332,680	2,199,448
Senior notes, net	702,376	281,552
Income tax liability	140,862	114,068
Total liabilities	6,454,923	2,691,344

Commitments and contingencies (Note 11)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding (liquidation preference - $40.0 million) at September 30, 2025 and December 31, 2024 (Note 6) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 6)	—	50,000

Shareholders' Equity
Series B preferred stock, no par value, 3,563,762 shares issued and outstanding at September 30, 2025 (liquidation preference - $89.1 million); 3,301,179 shares issued and outstanding at December 31, 2024 (liquidation preference - $82.5 million) (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 15,127,014 and 14,904,192 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	115,749	98,278
Retained earnings	473,595	394,628
Total shareholders’ equity attributable to Atlanticus Holdings Corporation	589,344	492,906
Noncontrolling interests	(4,535)	(3,543)
Total equity	584,809	489,363
Total liabilities, shareholders' equity and temporary equity	$7,079,732	$3,270,707

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue and other income:
Consumer loans, including past due fees	$341,163	$255,389	$865,168	$728,112
Fees and related income on earning assets	123,575	78,572	296,201	185,983
Other revenue	30,554	16,993	72,616	42,674
Total operating revenue and other income	495,292	350,954	1,233,985	956,769
Other non-operating (loss) income	(616)	270	20	1,184
Total revenue and other income	494,676	351,224	1,234,005	957,953

Interest expense	(75,464)	(42,492)	(176,678)	(115,503)
Provision for credit losses	(1,549)	(4,633)	(3,999)	(9,323)
Changes in fair value of loans	(276,851)	(203,739)	(671,973)	(549,161)
Net margin	140,812	100,360	381,355	283,966

Operating expenses:
Salaries and benefits	(18,196)	(12,299)	(47,080)	(37,584)
Card and loan servicing	(39,024)	(28,069)	(105,261)	(82,589)
Marketing and solicitation	(35,301)	(14,848)	(80,584)	(38,848)
Depreciation and amortization	(1,491)	(656)	(3,173)	(1,963)
Other	(14,321)	(7,202)	(31,764)	(24,272)
Total operating expenses	(108,333)	(63,074)	(267,862)	(185,256)
Income before income taxes	32,479	37,286	113,493	98,710
Income tax expense	(7,891)	(8,097)	(27,493)	(19,575)
Net income	24,588	29,189	86,000	79,135
Net loss attributable to noncontrolling interests	389	354	1,070	858
Net income attributable to controlling interests	24,977	29,543	87,070	79,993
Preferred stock and preferred unit dividends and discount accretion	(2,307)	(6,316)	(8,103)	(18,916)
Net income attributable to common shareholders	$22,670	$23,227	$78,967	$61,077
Net income attributable to common shareholders per common share—basic	$1.50	$1.58	$5.22	$4.15
Net income attributable to common shareholders per common share—diluted	$1.21	$1.27	$4.21	$3.35

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Temporary Equity (Unaudited)

For the Nine Months Ended September 30, 2025 and September 30, 2024

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2025	3,301,179	$—	14,904,192	$—	$98,278	$394,628	$(3,543)	$489,363	$40,000	$50,000
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,574)	—	(1,574)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(1,400)	—	(1,400)	—	—
Stock option exercises and proceeds related thereto	—	—	11,300	—	335	—	—	335	—	—
Compensatory stock issuances, net of forfeitures	—	—	9,003	—	—	—	—	—	—	—
Issuance of common stock	—	—	200,000	—	11,588	—	—	11,588	—	—
Issuance of series B preferred stock, net	13,661	—	—	—	313	—	—	313	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	78	78	—	—
Stock-based compensation costs	—	—	—	—	870	—	—	870	—	—
Redemption and retirement of preferred shares and preferred units	—	—	—	—	—	—	—	—	—	(50,000)
Redemption and retirement of common shares	—	—	(27,252)	—	(1,246)	—	—	(1,246)	—	—
Net income (loss)	—	—	—	—	—	31,520	(398)	31,122	—	—
Balance at March 31, 2025	3,314,840	$—	15,097,243	$—	$110,138	$422,574	$(3,863)	$528,849	$40,000	$—
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,622)	—	(1,622)	—	—
Stock option exercises and proceeds related thereto	—	—	4,558	—	70	—	—	70	—	—
Compensatory stock issuances, net of forfeitures	—	—	65,411	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	1	—	—	1	—	—
Issuance of series B preferred stock, net	142,603	—	—	—	3,157	—	—	3,157	—	—
Stock-based compensation costs	—	—	—	—	948	—	—	948	—	—
Redemption and retirement of common shares	—	—	(41,381)	—	(1,915)	—	—	(1,915)	—	—
Net income (loss)	—	—	—	—	—	30,573	(283)	30,290	—	—
Balance at June 30, 2025	3,457,443	$—	15,125,831	$—	$112,399	$450,925	$(4,146)	$559,178	$40,000	$—
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,707)	—	(1,707)	—	—
Stock option exercises and proceeds related thereto	—	—	10,242	—	157	—	—	157	—	—
Compensatory stock issuances, net of forfeitures	—	—	(8,632)	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	106,319	—	—	—	2,298	—	—	2,298	—	—
Stock-based compensation costs	—	—	—	—	920	—	—	920	—	—
Redemption and retirement of common shares	—	—	(427)	—	(25)	—	—	(25)	—	—
Net income (loss)	—	—	—	—	—	24,977	(389)	24,588	—	—
Balance at September 30, 2025	3,563,762	$—	15,127,014	$—	$115,749	$473,595	$(4,535)	$584,809	$40,000	$—

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2024	3,256,561	$—	14,603,563	$—	$87,415	$307,260	$(2,258)	$392,417	$40,000	$100,250
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	—	(75)	—	(75)	—	75
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(597)	—	(597)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,555)	—	(1,555)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(4,065)	—	(4,065)	—	—
Compensatory stock issuances, net of forfeitures	—	—	206,629	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	44,143	—	—	—	1,071	—	—	1,071	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(148)	(148)	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	3	3	—	—
Stock-based compensation costs	—	—	—	—	940	—	—	940	—	—
Redemption and retirement of common shares	—	—	(18,033)	—	(543)	—	—	(543)	—	—
Net income (loss)	—	—	—	—	—	26,170	(351)	25,819	—	—
Balance at March 31, 2024	3,300,704	$—	14,792,159	$—	$88,883	$327,138	$(2,754)	$413,267	$40,000	$100,325
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	—	(75)	—	(75)	—	75
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(596)	—	(596)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,573)	—	(1,573)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(4,064)	—	(4,064)	—	—
Stock option exercises and proceeds related thereto	—	—	2,975	—	45	—	—	45	—	—
Compensatory stock issuances, net of forfeitures	—	—	3,007	—	—	—	—	—	—	—
Stock-based compensation costs	—	—	—	—	1,050	—	—	1,050	—	—
Redemption and retirement of common shares	—	—	(49,203)	—	(1,273)	—	—	(1,273)	—	—
Net income (loss)	—	—	—	—	—	24,280	(153)	24,127	—	—
Balance at June 30, 2024	3,300,704	$—	14,748,938	$—	$88,705	$345,110	$(2,907)	$430,908	$40,000	$100,400
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	—	(75)	—	(75)	—	75
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(604)	—	(604)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,573)	—	(1,573)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(4,064)	—	(4,064)	—	—
Stock option exercises and proceeds related thereto	—	—	1,700	—	26	—	—	26	—	—
Compensatory stock issuances, net of forfeitures	—	—	(583)	—	—	—	—	—	—	—
Stock-based compensation costs	—	—	—	—	979	—	—	979	—	—
Redemption and retirement of preferred shares and preferred units	—	—	—	—	—	—	—	—	—	(25,500)
Redemption and retirement of common shares	—	—	(11,193)	—	(324)	—	—	(324)	—	—
Net income (loss)	—	—	—	—	—	29,543	(354)	29,189	—	—
Balance at September 30, 2024	3,300,704	$—	14,738,862	$—	$89,386	$368,337	$(3,261)	$454,462	$40,000	$74,975

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$86,000	$79,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	5,777	3,785
Provision for credit losses	3,999	9,323
Deferred income tax expense	27,218	19,590
Income from accretion of discount associated with Loans at amortized cost, net	(20,246)	(18,897)
Income from merchant fees associated with Loans at fair value	(150,733)	(112,970)
Changes in fair value of loans	671,973	549,161
Change in bank partner fees carried at fair value	3,825	—
Amortization of debt issuance costs	13,537	8,491
Stock-based compensation costs	2,738	2,969
Changes in assets and liabilities:
Decrease in lease liability	(2,278)	(2,253)
Increase in uncollected fees on earning assets	(266,552)	(186,886)
Increase (decrease) in income tax liability	(424)	(202)
Increase (decrease) in accounts payable and accrued expenses	9,276	(1,026)
Other	(12,398)	(3,417)
Net cash provided by operating activities	371,712	346,803

Investing activities
Proceeds from recoveries on charged off receivables	47,302	33,843
Investments in earning assets	(2,678,774)	(2,002,048)
Proceeds from earning assets	1,681,888	1,397,362
Acquisition of new subsidiary	(72,863)	—
Purchases and development of property	(4,880)	(193)
Net cash used in investing activities	(1,027,327)	(571,036)

Financing activities
Noncontrolling interests contributions	78	3
Noncontrolling interests distributions	—	(148)
Proceeds from issuance of common stock	11,589	—
Proceeds from issuance of Series B preferred stock, net of issuance costs	5,768	1,071
Preferred stock and preferred unit dividends	(10,130)	(19,738)
Proceeds from exercise of stock options	562	71
Purchase and retirement of outstanding stock and preferred units	(53,186)	(27,640)
Proceeds from issuance of Senior notes, net of issuance costs	418,341	124,076
Proceeds from borrowings	1,431,465	629,134
Repayment of borrowings	(1,122,571)	(481,540)
Net cash provided by financing activities	681,916	225,289
Net increase in cash and cash equivalents and restricted cash and cash equivalents	26,301	1,056
Cash and cash equivalents and restricted cash equivalents at beginning of period	499,636	383,653
Cash and cash equivalents and restricted cash equivalents at end of period	$525,937	$384,709
Cash and cash equivalents, and restricted cash and cash equivalents at end of period
Unrestricted cash and cash equivalents	$425,023	$308,651
Restricted cash and cash equivalents	100,914	76,058
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$525,937	$384,709
Supplemental cash flow information
Cash paid for interest	$162,968	$104,983
Cash paid for income taxes, net of refunds	$699	$187
Accretion of discount associated with issuance of subsidiary equity	$—	$225
Decrease in accrued and unpaid preferred stock and preferred unit dividends	$(2,027)	$(1,047)
Cash assumed upon acquisition of Mercury	$93,664	$ —

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2025 and 2024

1.	Description of Our Business

Our accompanying condensed consolidated financial statements include the accounts of Atlanticus Holdings Corporation (the "Company") and those entities we control.

We are a purpose driven financial technology company. We are primarily focused on facilitating consumer credit through the use of our financial technology and related services. We provide technology and other support services to lenders who offer an array of financial products and services, including private label and general purpose card products, to consumers who may have been declined by other providers of credit. Private label and general purpose card products are originated by The Bank of Missouri, WebBank and First Bank and Trust (collectively, our “bank partners”). Our bank partners originate these accounts through multiple channels, including retail and healthcare point-of-sale locations, direct mail solicitation, digital marketing and partnerships with third parties.

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

Within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing $48 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. General purpose credit cards use the Aspire, Imagine, Mercury and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing that focus exclusively on consumers with higher FICO scores. Atlanticus’ decisioning platform is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

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

Rules enacted by the Consumer Financial Protection Bureau ("CFPB") which could limit the late fees charged to consumers were vacated in April 2025. The Courts determined that the CFPB violated the Credit Card Accountability and Disclosure Act's and the Administrative Procedure Act requirement that penalty fees be "reasonable and proportional" to the violation. In order to mitigate these impacts and continue to serve consumers, our bank partners took a number of steps, from modifying products and policies (such as further tightening the criteria used to evaluate new loans) to changing prices (including increasing interest rates and fees charged to consumers) which are included in our fair value calculations. See Note 7 "Fair Values of Assets and Liabilities" for more information on our fair value measurements.

2.	Acquisition of Mercury Financial LLC

On September 11, 2025, the Company closed the acquisition of all outstanding equity interests of Mercury Financial LLC (“Mercury”), a leading data- and tech-centric credit card platform utilized by bank partners to provide credit cards to near-prime consumers in the U.S. The acquisition aligns with Atlanticus’ strategic objective to expand its consumer credit offerings and increase scale within its credit card operations. At the closing, Mercury became a wholly-owned subsidiary of Atlanticus.

Total purchase consideration was approximately $166.5 million in cash. In addition to the purchase consideration, the seller has the opportunity under the purchase agreement to receive earn out payments for up to three years following the closing of the acquisition in an amount equal to 75% of the amount by which the charge-offs of Mercury’s acquired receivables are less than agreed-upon charge-off levels. We have determined the contingent consideration meets the definition of a derivative instrument under Accounting Standards Codification ("ASC") 815, "Derivatives and Hedging". We have recorded the derivative at fair value within Accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, calculated using internally-developed estimates. These estimates on performance of the acquired portfolio include expected credit losses, payment rates, servicing costs, discount rates and yields earned on our general purpose credit card receivables. See Note 7, "Fair Values of Assets and Liabilities" for more information.

As a result of the acquisition, the Company added approximately 1.3 million credit card serviced accounts, $3.2 billion in credit card receivables and assumed $2.8 billion in collateralized debt. Additionally, the Company acquired certain identifiable finite-lived intangible assets primarily associated with internally developed software. The Company expensed approximately $2.5 million of acquisition costs and approximately $4.3 million of severance costs within Other expense and Salaries and benefits, respectively, during the three and nine months ended September 30, 2025. The condensed consolidated statement of operations includes, for the three and nine months ended September 30, 2025, Mercury’s operating results from September 11, 2025 through September 30, 2025. For that period, Mercury contributed approximately $49.9 million of revenue and $(7.0) million of net loss. See Note 7 "Fair Values of Assets and Liabilities" and Note 10 "Notes Payable" for more information on the acquired credit card receivables and assumed debt obligations and see Note 3 "Significant Accounting Policies and Condensed Consolidated Financial Statement Components" for more information on our finite-lived intangible assets.

The acquisition was accounted for as an asset acquisition under ASC 805, "Business Combinations". Fair values of assets acquired and liabilities assumed were determined using management estimates and third-party valuations (e.g., replacement cost method).

3.	Significant Accounting Policies and Condensed Consolidated Financial Statement Components

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

Loans at fair value. Loans at fair value represent receivables for which we have elected the fair value option (the "Fair Value Receivables"). The Fair Value Receivables are held by entities that qualify as VIEs, and are consolidated onto our condensed consolidated balance sheets, some portfolios of which are unencumbered and some of which are still encumbered under structured or other financing facilities. Loans and finance receivables include accrued and unpaid interest and fees. All receivables associated with private label credit and general purpose credit cards are included within this category of receivables.

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

Further details concerning our loans at fair value are presented within Note 7, "Fair Values of Assets and Liabilities."

Loans at amortized cost, net. Our loans at amortized cost, net, currently consist of receivables associated with our Auto Finance segment’s operations and are presented in the condensed consolidated balance sheets net of the related allowance for credit losses and deferred revenue. We purchased auto loans with outstanding principal of $53.8 million, $150.1 million, $48.9 million and $161.1 million for the three and nine months ended  September 30, 2025 and 2024, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

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

Certain of our loans at amortized cost also contain components of deferred revenue related to loan discounts on the purchase of our auto finance receivables. As of September 30, 2025 and December 31, 2024, the weighted average remaining accretion period for the $21.5 million and $19.8 million of deferred revenue reflected in the condensed consolidated balance sheets was 22 and 24 months, respectively.

A roll-forward (in millions) of our allowance for credit losses by class of receivable is as follows:

For the Three Months Ended September 30,	2025			2024
	Notes Receivable	Auto Finance	Total	Notes Receivable	Auto Finance	Total
Allowance for credit losses:
Balance at beginning of period	$(6.1)	$(4.9)	$(11.0)	$—	$(2.4)	$(2.4)
Provision for credit losses(1)	(0.6)	(0.9)	(1.5)	—	(4.6)	(4.6)
Charge-offs	—	1.9	1.9	—	3.1	3.1
Recoveries	—	(0.7)	(0.7)	—	(0.7)	(0.7)
Balance at end of period	$(6.7)	$(4.6)	$(11.3)	$—	$(4.6)	$(4.6)

(1) For the three months ended September 30, 2025, we recorded a provision for credit losses associated with our notes receivable from consumer technology platforms that are included in Prepaid expenses and other assets on our condensed consolidated balance sheets.

For the Nine Months Ended September 30,	2025			2024
	Notes Receivable	Auto Finance	Total	Notes Receivable	Auto Finance	Total
Allowance for credit losses:
Balance at beginning of period	$(5.9)	$(4.9)	$(10.8)	$—	$(1.8)	$(1.8)
Provision for credit losses(1)	(0.8)	(3.2)	(4.0)	—	(9.3)	(9.3)
Charge-offs	—	5.4	5.4	—	8.4	8.4
Recoveries	—	(1.9)	(1.9)	—	(1.9)	(1.9)
Balance at end of period	$(6.7)	$(4.6)	$(11.3)	$—	$(4.6)	$(4.6)

(1) For the nine months ended September 30, 2025, we recorded a provision for credit losses associated with our notes receivable from consumer technology platforms that are included in Prepaid expenses and other assets on our condensed consolidated balance sheets.

	September 30,	December 31,
As of	2025	2024
Allowance for credit losses:
Balance of Notes Receivable at end of period individually evaluated for impairment	$(6.7)	$(5.9)
Balance of Auto Finance at end of period individually evaluated for impairment	$(1.1)	$(1.2)
Balance of Auto Finance at end of period collectively evaluated for impairment	$(3.5)	$(3.7)
Loans at amortized cost:
Loans at amortized cost	$111.1	$109.0
Loans at amortized cost individually evaluated for impairment	$2.6	$1.5
Loans at amortized cost collectively evaluated for impairment	$108.5	$107.5

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

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans at amortized cost (in millions) as of September 30, 2025 and December 31, 2024 is as follows:

	September 30,	December 31,
As of	2025	2024
30-59 days past due	$8.4	$7.6
60-89 days past due	2.5	3.2
90 or more days past due	3.2	4.7
Delinquent loans at amortized cost	14.1	15.5
Current loans at amortized cost	97.0	93.5
Total loans at amortized cost	$111.1	$109.0
Balance of loans greater than 90-days delinquent still accruing interest and fees	$2.2	$3.7

Loan Modifications and Restructurings

We review our Loans at amortized cost, net, associated with our Auto Finance segment’s operations to determine if any modifications for borrowers experiencing financial difficulty were made that would qualify the receivable as a Financial Difficulty Modification ("FDM"). This could include a restructuring of the loan terms to alleviate the burden of the borrower's near-term cash requirements, such as a modification of terms to reduce or defer cash payments to help the borrower attempt to improve its financial condition. For the nine months ended September 30, 2025 and 2024, no Loans at amortized cost qualified as a FDM.

Intangible assets and amortization

As part of the acquisition of Mercury, we acquired $32.4 million of identifiable finite-lived intangible assets primarily associated with internally developed software. These intangible assets are carried at the fair value at acquisition less accumulated amortization. Amortization is computed on a straight-line basis over the useful lives of the related assets which is estimated to be 5 years from the date of acquisition. Details of our finite-lived intangible assets were as follows (in thousands):

As of September 30, 2025
Intangible assets - gross carrying amount	32,430
Accumulated amortization	(541)
Net carrying amount	31,889

Amortization expense related to these finite-lived intangible assets was $0.5 million for the three and nine month periods ended September 30, 2025, and is included within depreciation and amortization in the condensed consolidated statements of income.

Rewards Liability

Certain of our credit card accounts are associated with customer reward programs, which allow the customer to earn rewards that can be redeemed for statement credits, gift cards, cash back or applied against purchases on certain online platforms. The amount of reward that a customer earns varies based on the terms and conditions of the reward program and product. When rewards are earned by a customer, rewards expense is recorded as an offset to interchange income, as a component of Other revenue (on our Condensed Consolidated Statements of Income), with a corresponding increase to the customer rewards liability within Accounts payable and accrued expenses (on our Condensed Consolidated Balance Sheets). The customer rewards liability is computed based on the estimated redemption cost of rewards earned and is reduced as rewards are redeemed. In estimating the customer rewards liability, the Company considers historical redemption and spending behavior, as well as the terms and conditions of the reward programs, among other factors. The Company expects that the majority of rewards earned by customers will eventually be redeemed.

Income Taxes

We experienced effective tax rates of 24.0% and 24.0% for the three and nine months ended September 30, 2025, respectively, compared to 21.5% and 19.7% for the three and nine months ended September 30, 2024, respectively.

Our effective tax rates for the three and nine months ended September 30, 2025, are above the statutory rate principally due to our (1) state and foreign income tax expense, including the effects of law changes enacted in the nine months ended September 30, 2025, in certain states in which we operate, (2) the tax effects of deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986 as amended (the “Code”) with respect to compensation paid to our covered employees, and (3) taxes on global intangible low-taxed income. Offsetting the foregoing items were the tax effects of deductions (1) associated with the exercises of stock options and the vesting of restricted stock at the times when the fair value of our stock exceeded such share-based awards’ grant date values, and (2) of amounts characterized in our condensed consolidated financial statements as dividends on preferred stock (which was outstanding until its redemption in the first quarter of 2025), such amounts which constituted deductible interest expense on debt for tax purposes.

Our effective tax rates for the three and nine months ended September 30, 2024, are below the statutory rate principally due to the tax effects of our deduction of (1) amounts characterized in our condensed consolidated financial statements as dividends on preferred stock (which was outstanding at varying amounts in 2024), such amounts which constituted deductible interest expense on debt for tax purposes, and (2) exercises of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Offsetting the foregoing items were (1) state and foreign income tax expense including the effects of law changes enacted in certain states in which we operate, (2) the tax effects of deduction disallowance under Section 162(m) of the Code with respect to compensation paid to our covered employees and (3) taxes on global intangible low-taxed income.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our condensed consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. Such interest expense was $135 thousand for the nine months ended September 30, 2025, and $140 thousand for the nine months ended September 30, 2024.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant changes to existing U.S. federal and international tax provisions. We evaluated the impact of these provisions on our overall tax positions, and we do not anticipate a significant impact on our annual effective tax rate.

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

Revenue from Contracts with Customers

The majority of our revenue is earned from financial instruments and is not included within the scope of ASC 606, "Revenue from Contracts with Customers". We have determined that revenue from contracts with customers would primarily consist of merchant fees and interchange revenues in our CaaS segment and servicing revenue and other customer-related fees in both our CaaS segment and our Auto Finance segment. Interchange fees are earned when our customers’ cards are used over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction and these fees are settled daily. Additionally, within interchange revenues are network incentives which are earned when credit card transactions, associated with accounts we service, are processed through interchange networks. Servicing revenue is generated by meeting contractual performance obligations related to the collection of amounts due on receivables, and is settled with the customer net of our fee, which can be settled daily or monthly. Service charges and other customer related fees are earned from customers based on the occurrence of specific services and are paid by customers per the terms of their credit agreement. Merchant fees paid or received associated with the acquisition of Fair Value Receivables are recognized when the merchant confirms the transaction with us, which fulfills the terms of the associated merchant agreement. None of these revenue streams result in an ongoing obligation beyond what has already been rendered. Revenue from these contracts with customers is included in Consumer loans, including past due fees and Other revenue on our condensed consolidated statements of income. Components (in thousands) of our revenue from contracts with customers is as follows:

For the Three Months Ended September 30, 2025	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$8,551	$—	$8,551
Servicing income	6,606	181	6,787
Service charges and other customer related fees	15,210	6	15,216
Total Other revenue	30,367	187	30,554
Merchant fees (2)	54,610	—	54,610
Total revenue from contracts with customers	$84,977	$187	$85,164

For the Nine Months Ended September 30, 2025	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$19,230	$—	$19,230
Servicing income	16,016	516	16,532
Service charges and other customer related fees	36,831	23	36,854
Total Other revenue	72,077	539	72,616
Merchant fees (2)	150,733	—	150,733
Total revenue from contracts with customers	$222,810	$539	$223,349

For the Three Months Ended September 30, 2024	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$5,001	$—	$5,001
Servicing income	2,871	186	3,057
Service charges and other customer related fees	8,922	13	8,935
Total Other revenue	16,794	199	16,993
Merchant fees (2)	45,909	—	45,909
Total revenue from contracts with customers	$62,703	$199	$62,902

For the Nine Months Ended September 30, 2024	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$14,448	$—	$14,448
Servicing income	6,055	576	6,631
Service charges and other customer related fees	21,549	46	21,595
Total Other revenue	42,052	622	42,674
Merchant fees (2)	112,970	—	112,970
Total revenue from contracts with customers	$155,022	$622	$155,644

(1) Interchange revenue is presented net of customer reward expense and includes network incentives for credit card transactions processed through interchange networks.

(2) Merchant fees are included in Consumer loans, including past due fees on our condensed consolidated statements of income.

Asset Acquisitions

The Company follows the guidance in ASC 805, "Business Combinations", for determining the appropriate accounting treatment for asset acquisitions. Accounting Standards Update ("ASU") 2017-01, "Clarifying the Definition of a Business", provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screening test is not met, the set is considered a business based on whether there are inputs and substantive processes in place. Based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or an asset acquisition, the accounting treatment is derived.

If the acquisition is deemed to be a business, the purchase method of accounting is applied. Identifiable assets acquired and liabilities assumed at the acquisition date are recorded at fair value. If the transaction is deemed to be an asset acquisition, the cost accumulation and allocation model is used whereby the assets and liabilities are recorded based on the purchase price and allocated to the individual assets and liabilities based on relative fair values. See Note 2 "Acquisition of Mercury Financial LLC" for further discussion on our recent acquisition.

Recent Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets", which improves transparency to provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The new guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual periods. Early adoption is permitted. ASU 2025-05 is not expected to have a significant impact to the Company’s consolidated financial statements when adopted.

In  November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement. Instead, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 and early adoption of the amendments is permitted. We are currently evaluating the potential impact of adopting this new guidance on our financial statement disclosures.

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

Our CaaS segment includes the operations of two operating segments aggregated into one reportable segment which includes our private label credit and our general purpose credit card receivables (including those general purpose credit card receivables acquired as part of our acquisition of Mercury), which, through our bank partners, provide financing solutions to consumers. Our Auto Finance reportable segment purchases and/or service loans secured by automobiles and provides other financing options to independent automotive dealers and automotive finance companies. These two reportable segments were determined by management based on the characteristics of the underlying products, management structures and expected returns.

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

Reportable segment information (in thousands) is as follows:

Three Months Ended September 30, 2025	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$331,735	$9,428	$341,163
Fees and related income on earning assets	122,544	1,031	123,575
Other revenue	30,367	187	30,554
Total operating revenue and other income	484,646	10,646	495,292
Other non-operating income	7	(623)	(616)
Total revenue and other income	484,653	10,023	494,676
Interest expense	(75,007)	(457)	(75,464)
Provision for credit losses	(555)	(994)	(1,549)
Changes in fair value of loans	(276,851)	—	(276,851)
Net margin	132,240	8,572	140,812
Operating expenses:
Salaries and benefits	(16,863)	(1,333)	(18,196)
Card and loan servicing	(35,792)	(3,232)	(39,024)
Marketing and solicitation	(35,247)	(54)	(35,301)
Depreciation	(1,472)	(19)	(1,491)
Other	(13,291)	(1,030)	(14,321)
Total operating expenses	(102,665)	(5,668)	(108,333)
Income before income taxes	$29,575	$2,904	$32,479

Nine Months Ended September 30, 2025	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$837,442	$27,726	$865,168
Fees and related income on earning assets	295,129	1,072	296,201
Other revenue	72,077	539	72,616
Total operating revenue and other income	1,204,648	29,337	1,233,985
Other non-operating income	20	—	20
Total revenue and other income	1,204,668	29,337	1,234,005
Interest expense	(175,153)	(1,525)	(176,678)
Provision for credit losses	(769)	(3,230)	(3,999)
Changes in fair value of loans	(671,973)	—	(671,973)
Net margin	356,773	24,582	381,355
Operating expenses:
Salaries and benefits	(43,282)	(3,798)	(47,080)
Card and loan servicing	(95,413)	(9,848)	(105,261)
Marketing and solicitation	(80,486)	(98)	(80,584)
Depreciation	(3,116)	(57)	(3,173)
Other	(28,510)	(3,254)	(31,764)
Total operating expenses	(250,807)	(17,055)	(267,862)
Income before income taxes	$105,966	$7,527	$113,493
Total assets	$6,988,809	$90,923	$7,079,732

Three Months Ended September 30, 2024	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$245,332	$10,057	$255,389
Fees and related income on earning assets	78,552	20	78,572
Other revenue	16,793	200	16,993
Total operating revenue and other income	340,677	10,277	350,954
Other non-operating income	(31)	301	270
Total revenue and other income	340,646	10,578	351,224
Interest expense	(41,803)	(689)	(42,492)
Provision for credit losses	—	(4,633)	(4,633)
Changes in fair value of loans	(203,739)	—	(203,739)
Net margin	95,104	5,256	100,360
Operating expenses:
Salaries and benefits	(10,967)	(1,332)	(12,299)
Card and loan servicing	(24,739)	(3,330)	(28,069)
Marketing and solicitation	(14,813)	(35)	(14,848)
Depreciation	(637)	(19)	(656)
Other	(6,179)	(1,023)	(7,202)
Total operating expenses	(57,335)	(5,739)	(63,074)
Income (loss) before income taxes	$37,769	$(483)	$37,286

Nine Months Ended September 30, 2024	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$697,385	$30,727	$728,112
Fees and related income on earning assets	185,921	62	185,983
Other revenue	42,052	622	42,674
Total operating revenue and other income	925,358	31,411	956,769
Other non-operating income	330	854	1,184
Total revenue and other income	925,688	32,265	957,953
Interest expense	(113,165)	(2,338)	(115,503)
Provision for credit losses	—	(9,323)	(9,323)
Changes in fair value of loans	(549,161)	—	(549,161)
Net margin	263,362	20,604	283,966
Operating expenses:
Salaries and benefits	(33,748)	(3,836)	(37,584)
Card and loan servicing	(72,409)	(10,180)	(82,589)
Marketing and solicitation	(38,745)	(103)	(38,848)
Depreciation	(1,908)	(55)	(1,963)
Other	(20,789)	(3,483)	(24,272)
Total operating expenses	(167,599)	(17,657)	(185,256)
Income before income taxes	$95,763	$2,947	$98,710
Total assets	$2,945,030	$94,934	$3,039,964

5.	Shareholders’ Equity and Preferred Stock

During the three and nine months ended September 30, 2025 and 2024, we repurchased and contemporaneously retired 427 shares, 69,060 shares, 11,193 shares and 78,429 shares of our common stock at an aggregate cost of $0.0 million, $3.2 million, $0.3 million and $2.1 million, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

No shares of Series B Preferred Stock were repurchased in the three and nine months ended September 30, 2025 and 2024.

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

During the three and nine months ended September 30, 2025 and 2024, we sold 106,319 shares, 262,583 shares, 0 shares and 44,143 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $2.3 million, $5.8 million, $0 and $1.1 million, respectively. During the three and nine months ended September 30, 2025 and 2024, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three and nine months ended September 30, 2025 and 2024, we sold $5.6 million, $31.4 million, $13.5 million and $13.5 million, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $5.5 million, $30.8 million, $13.4 million and $13.4 million, respectively.

During the three and nine months ended September 30, 2025 and 2024, we sold 0 common shares, 200,000 common shares, 0 common shares and 0 common shares, respectively, under the Company’s Common Stock ATM Program for net proceeds of $0, $11.6 million, $0 and $0, respectively.

6.	Redeemable Preferred Stock

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company ("Dove"). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable as declared, and in preference to any dividends on common stock and Series B preferred stock, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of holders of a majority of the shares of Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof. Upon the election by the holders of a majority of the shares of Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the condensed consolidated balance sheets. Dividends paid on the Series A Preferred Stock are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. The common stock issuable upon conversion of Series A Preferred Stock is included in our calculation of Net income attributable to common shareholders per share—diluted. See Note 12, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carried a 16% preferred return to be paid quarterly. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction were used for general corporate purposes. During the year ended December 31, 2024, we redeemed 50.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In March 2025, we redeemed the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In periods where present, we have included the issuance of these Class B preferred units as temporary noncontrolling interest on the condensed consolidated balance sheets. Dividends paid on the Class B preferred units were deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 12, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

7.	Fair Values of Assets and Liabilities

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

Fair value differs from amortized cost accounting in the following ways:

•	Receivables are recorded at their fair value, not their principal and fee balance or cost basis;
•	The fair value of the loans takes into consideration net charge-offs for the remaining life of the loans with no separate allowance for credit loss calculation;
•	Certain fee billings (such as non-refundable annual fees) and expenses of loans are no longer deferred but recognized (when billed or incurred) in income or expense, respectively;
•	The net present value of cash flows associated with future fee billings on existing receivables are included in fair value;
•	Changes in the fair value of loans impact net margins; and
•	Net charge-offs are recognized as they occur rather than through the establishment of an allowance and provision for credit losses for those loans, interest and fees receivable carried at amortized cost.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2025 and December 31, 2024 fair values and carrying amounts of (1) our assets that are carried at fair value in our condensed consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of September 30, 2025 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$100,062	$85,004
Loans at fair value	$—	$—	$6,350,009	$6,350,009

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

Assets – As of December 31, 2024 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$95,871	$84,332
Loans at fair value	$—	$—	$2,630,274	$2,630,274

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are carried at fair value in our condensed consolidated financial statements, gains and losses associated with fair value changes are detailed on our condensed consolidated statements of income as a component of Changes in fair value of loans. Variations in the three month U.S. Treasury bill rate over the measurement period are used to determine the portion of change in fair value considered to be attributable to changes in instrument-specific credit risk. These variations are applied to the period end discount rate we use to determine fair value. For our loans included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs. For the nine months ended September 30, 2025 and 2024, we estimate the portion of fair value changes considered to be attributable to changes in instrument-specific credit risk to be $8.9 million and $11.3 million, respectively.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2025 and 2024:

	Loans at Fair Value
	2025		2024
Balance at January 1,		$2,630,274		$2,173,759
Acquisition of Mercury receivables at fair value		3,009,018		-
Changes in fair value of loans at fair value, included in earnings	5,087		101,035
Changes in fair value due to current period principal charge-offs, net of recoveries (1)	(460,074)		(463,076)
Changes in fair value due to current period finance and fee charge-offs (1)	(216,986)		(187,120)
Total Changes in fair value of loans (2)		(671,973)		(549,161)
Purchases		2,700,743		1,969,259
Finance and fees, added to the account balance		1,004,913		785,847
Settlements		(2,322,966)		(1,868,085)
Balance at September 30,(3)		$6,350,009		$2,511,619
Aggregate unpaid gross balance of loans carried at fair value		$6,600,135		$2,654,112
Change in unrealized losses for the period included in earnings (or changes in net assets) for assets held at the end of the period		$5,087		$101,035
(1)	Reflects the current period charge-offs (net of recoveries) of loans at fair value.
(2)	Total Changes in fair value of loans is included in our condensed consolidated statements of income.
(3)	As of September 30, 2025 and September 30, 2024, the aggregate unpaid principal balance included within loans at fair value was $6,199 million and $2,420 million, respectively.

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

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2025 and December 31, 2024 fair values and carrying amounts of our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities

Loan purchase commitment	$—	$—	$646	$646
Bank partner fees carried at fair value	$—	$—	$17,469	$17,469
Contingent consideration	$—	$—	$40,000	$40,000
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$5,385,144	$5,327,351
Amortizing debt facilities	$—	$—	$5,329	$5,329
Senior notes, net	$327,730	$—	$392,000	$702,376

Liabilities – As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities

Loan purchase commitment	$—	$—	$285	$285
Bank partner fees carried at fair value	$—	$—	$13,644	$13,644
Contingent consideration	$—	$—	$—	$—
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$2,149,933	$2,193,993
Amortizing debt facilities	$—	$—	$5,455	$5,455
Senior notes, net	$281,703	$—	$—	$281,552

Bank partner fees carried at fair value in accordance with ASC 815, reflect the estimated fair value of future compensation we owe our bank partners associated with the regulatory oversight and other services they provide on our acquired receivables, the underlying accounts of which they continue to own and service. This compensation is based on both a fixed and variable component, dependent on the underlying performance of the acquired receivables. We estimate the present value of this compensation using internally-developed estimates of payment rates and discount rates. We recognize the fair value of these Bank partner fees within Card and loan servicing on the accompanying condensed consolidated statements of income on the date we acquire the underlying receivable. Additionally, as part of our acquisition of Mercury, the seller has the opportunity under the purchase agreement to receive earn out payments for up to three years following the closing of the acquisition in an amount equal to 75% of the amount by which the charge-offs of Mercury’s acquired receivables are less than agreed-upon charge-off levels. We have determined the contingent consideration meets the definition of a derivative instrument under ASC 815. We have recorded the derivative at fair value within Accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, calculated using internally-developed estimates. These estimates on performance of the acquired portfolio include expected credit losses, payment rates, servicing costs, discount rates and yields earned on our general purpose credit card receivables.

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

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2025 and  December 31, 2024 concerning certain assets we carry at fair value are as follows:

	Loans at Fair Value Pledged as Collateral under Structured Financings
	As of September 30, 2025	As of December 31, 2024
Aggregate unpaid gross balance of loans carried at fair value	$6,600,135	$2,724,782
Aggregate unpaid principal balance included within loans at fair value	$6,198,693	$2,472,999
Aggregate fair value of loans at fair value	$6,350,009	$2,630,274
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$47,635	$32,781
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$264,254	$145,099

8.	Variable Interest Entities

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

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	September 30, 2025	December 31, 2024
Unrestricted cash and cash equivalents	$170.5	$140.2
Restricted cash and cash equivalents	73.6	98.8
Loans at fair value	6,200.6	2,542.9
Total Assets held by VIEs	$6,444.7	$2,781.9
Notes Payable, net held by VIEs	$5,297.8	$2,128.0

9.	Leases

We have operating leases primarily associated with our corporate offices, ancillary office locations associated with our recent acquisition of Mercury and regional service centers. Additionally, we have operating leases for certain equipment. Our leases have remaining lease terms of 1 to 10 years, some of which include options, at our discretion, to extend the leases for additional periods generally on one-year revolving periods. Other leases allow for us to terminate the lease based on appropriate notification periods. For certain of our leased offices, we sublease a portion of the unoccupied space. The components of lease expense associated with our lease liabilities and supplemental cash flow information related to those leases were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost, gross	$866	$635	$2,452	$1,899
Sublease income	(25)	(25)	(74)	(73)
Net Operating lease cost	$841	$610	$2,378	$1,826
Cash paid under operating leases, gross	$748	$754	$2,278	$2,253

Weighted average remaining lease term - months	97	113
Weighted average discount rate	6.7%	6.7%

As of September 30, 2025, scheduled payments of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2025 (Remainder of 2025)	$1,149	$(25)	$1,124
2026	5,075	(42)	5,033
2027	4,336	—	4,336
2028	3,708	—	3,708
2029	3,511	—	3,511
Thereafter	16,742	—	16,742
Total lease payments	34,521	(67)	34,454
Less imputed interest	(8,597)
Operating lease liabilities	$25,924

As part of our recent acquisition of Mercury, we assumed two separate operating leases for offices in Wilmington, Delaware and Austin, Texas. The leases cover approximately 30,000 square feet and have remaining terms of approximately 1 and 2 years. Obligations under these leases are included in the tables above.

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

We exercised an expansion right under the Headquarters lease to add an additional 26,133 square feet (the "Expansion space") at our corporate headquarters. The Expansion space term commenced on December 23, 2024. The Expansion space co-terminates with the Headquarters lease. The other lease terms for the Expansion space are the same as those for the initial space leased under the Headquarters lease. The total remaining commitment under the Headquarters lease and Expansion space lease is approximately $30.8 million and is included in the table above.

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our condensed consolidated financial statements. As of September 30, 2025, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

10.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of September 30, 2025 and  December 31, 2024 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	September 30, 2025	December 31, 2024

Revolving credit facilities at a weighted average interest rate equal to 7.4% as of September 30, 2025 (7.0% as of December 31, 2024) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $6,358.7 million as of September 30, 2025 ($2,723.5 million as of December 31, 2024)

Revolving credit facility, not to exceed $65.0 million (expiring December 1, 2026) (1) (2) (3)	$30.1	$36.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2026) (2) (3) (4) (5)	—	49.8
Revolving credit facility, not to exceed $100.0 million (expiring May 15, 2026) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $75.0 million (expiring July 20, 2026) (2) (3) (4) (5)	52.9	74.6
Revolving credit facility, not to exceed $40.0 million (expiring April 7, 2028) (2) (3) (4) (5)	14.6	14.5
Revolving credit facility, not to exceed $75.0 million (expiring March 31, 2028) (2) (3) (4) (5)	57.7	50.0
Revolving credit facility, not to exceed $250.0 million (expiring December 15, 2026) (3) (4) (5) (6)	250.0	300.0
Revolving credit facility, repaid in May 2025	—	283.3
Revolving credit facility, not to exceed $325.0 million (expiring November 15, 2028) (2) (3) (4) (5) (6)	325.0	325.0
Revolving credit facility, not to exceed $158.3 million (expiring August 5, 2027) (2) (3) (4) (5) (6)	31.7	—
Revolving credit facility, repaid in July 2025	—	100.0
Revolving credit facility, not to exceed $25.0 million (expiring August 30, 2027) (2) (3) (4) (5)	—	12.5
Revolving credit facility, not to exceed $300.0 million (expiring February 15, 2028) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $150.0 million (expiring May 17, 2027) (3) (4) (5) (6)	150.0	150.0
Revolving credit facility, not to exceed $250.0 million (expiring November 15, 2028) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $150.0 million (expired April 28, 2025) (2) (3) (4) (5) (6)	—	140.0
Revolving credit facility, not to exceed $32.8 million (expired April 28, 2025) (2) (3) (4)	—	30.0
Revolving credit facility, not to exceed $100.0 million (expiring January 16, 2029) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $200.0 million (expiring September 15, 2028) (3) (4) (5) (6)	200.0	—
Revolving credit facility, not to exceed $200.0 million (expiring September 15, 2027) (3) (4) (5) (6)	100.0	—
Revolving credit facility, not to exceed $350.0 million (expiring July 16, 2029) (3) (4) (5) (6)	350.0	—
Revolving credit facility, not to exceed $125.0 million (expiring January 15, 2030) (3) (4) (5) (6)	125.0	—
Revolving credit facility, not to exceed $200.0 million (expiring February 15, 2029) (3) (4) (5) (6)	200.0	—
Revolving credit facility, not to exceed $361.9 million (expiring March 31, 2028) (2) (3) (4) (5) (6)	295.0	—
Revolving credit facility, not to exceed $379.1 million (expiring July 1, 2029) (3) (4) (5) (6)	159.0	—
Revolving credit facility, not to exceed $750.0 million (expiring February 20, 2029) (3) (4) (5) (6)	750.0	—
Revolving credit facility, not to exceed $700.0 million (expiring July 20, 2029) (3) (4) (5) (6)	700.0	—
Revolving credit facility, not to exceed $250.0 million (expiring November 20, 2026) (3) (4) (5) (6)	250.0	—
Revolving credit facility, not to exceed $374.0 million (expiring April 20, 2029) (3) (4) (5) (6)	159.0	—
Revolving credit facility, not to exceed $500.0 million (expiring June 21, 2027) (3) (4) (5) (6)	500.0	—

Other facilities
Other debt	5.3	5.5
Total notes payable before unamortized debt issuance costs and discounts	5,355.3	2,221.3
Unamortized debt issuance costs and discounts	(22.6)	(21.9)
Total notes payable outstanding, net	$5,332.7	$2,199.4

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

As of September 30, 2025, the Prime Rate was 7.25%, the Term Secured Overnight Financing Rate ("Term SOFR") was 4.13% and the Secured Overnight Financing Rate ("SOFR") was 4.24%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $0 was drawn as of September 30, 2025). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to SOFR plus 3.0%. The facility matures on October 30, 2026 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $30.1 million was drawn as of September 30, 2025). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to SOFR plus a range between 2.25% and 2.6% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of September 30, 2025, the facility's borrowing limit was $65.0 million and the facility matures on December 1, 2026. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $75.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $52.9 million was drawn as of September 30, 2025). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Term Secured Overnight Financing Rate ("Term SOFR") plus 3.6%. An amendment was completed in December 2024 that extended the maturity to July 20, 2026. There were no other material changes to the existing terms. The facility is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered a revolving credit facility to sell up to an aggregate $100.0 million of notes that are secured by the receivables and other assets of the trust (of which $0 was outstanding as of September 30, 2025) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes equals the SOFR plus 3.75%. The facility matures on May 15, 2026, and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. As of September 30, 2025, the aggregate borrowing limit was $100.0 million.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $40.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $14.6 million was drawn as of September 30, 2025). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 2.85%. The facility matures on April 7, 2028. The note is guaranteed by Atlanticus.

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $75.0 million borrowing limit (of which $57.7 million was drawn as of September 30, 2025) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the Prime Rate or 4%. The facility matures on March 31, 2028 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In June 2021, we (through a wholly owned subsidiary) sold $300.0 million of Asset backed securities ("ABS") secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%. The ABS is currently in a scheduled amortization period.

In November 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026). The terms of the ABS allowed for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities was fixed at 3.53%. The facility was repaid in May 2025.

In May 2022, we (through a wholly owned subsidiary) entered a (as subsequently amended) $325.0 million ABS agreement (of which $325.0 million was drawn as of September 30, 2025) secured by certain credit card receivables (expiring November 15, 2028). The terms of the ABS allow for a five-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.33%.

In  August 2022, we (through a wholly owned subsidiary) entered a (as subsequently amended) $158.3 million ABS agreement secured by certain credit card receivables (of which $31.7 million was outstanding as of September 30, 2025) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on the Term SOFR plus a range between 1.80% and 6.85% based on class of notes. The facility matures on (as subsequently amended) August 5, 2027.

In September 2022, we (through a wholly owned subsidiary) sold $100.0 million of ABS secured by certain private label credit receivables (expiring March 15, 2027). A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our private label credit receivables, noted above, and the remaining proceeds have been invested in the acquisition of receivables. The terms of the ABS allowed for a 3-year revolving structure with an 18-month amortization period. The weighted average interest rate on the securities was fixed at 7.32%. The facility was repaid in July 2025.

In May 2023, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $0 was drawn as of September 30, 2025). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Term SOFR plus 3.75%. The facility matures on (as subsequently amended) August 30, 2027 and is subject to certain covenants and restrictions of which the failure could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

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

In July 2024, we (through a wholly owned subsidiary) sold $150.0 million of ABS secured by certain private label credit receivables. The facility matured on (as subsequently amended) April 28, 2025. The proceeds were invested in the acquisition of receivables. This facility was secured by the loans, interest and fees receivable and related restricted cash and accrued interest at an annual rate equal to the Term SOFR plus 2.15%. In conjunction with this financing, we (through a wholly owned subsidiary) also entered a revolving credit facility with a $32.8 million revolving limit. The facility matured on (as subsequently amended) April 28, 2025. This facility was secured by related restricted cash and accrued interest at an annual rate equal to the Term SOFR plus 2.5%.

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

In  March 2025, we (through a wholly owned subsidiary) entered a $200.0 million ABS agreement secured by certain private label credit card receivables (of which $100.00 million was outstanding as of September 30, 2025) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on a commercial paper rate plus 2.00%. The facility matures on  September 15, 2027.

In May 2025, we (through a wholly owned subsidiary) sold $350.0 million of ABS secured by certain credit card receivables (expiring July 16, 2029). A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our credit credit receivables, noted above, and the remaining proceeds were invested in the acquisition of receivables. The terms of the ABS allow for a 32-month revolving structure with an 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.76%.

In July 2025, we (through a wholly owned subsidiary) sold $125.0 million of ABS secured by certain private label credit receivables (expiring January 15, 2030). A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our private label credit receivables, noted above, and the remaining proceeds were invested in the acquisition of receivables. The terms of the ABS allow for a 3-year revolving structure with an 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.74%.

In August 2025, we (through a wholly owned subsidiary) sold $200.0 million of ABS secured by certain private label credit receivables (expiring February 15, 2029). A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our private label credit receivables, noted above, and the remaining proceeds were invested in the acquisition of receivables. The terms of the ABS allow for a 25-month revolving structure with an 18-month amortization period. The interest rate on the securities is fixed at 5.82%.

As part of our acquisition of Mercury, we assumed outstanding notes payable which are collateralized by the associated acquired receivables. Following are descriptions of the assumed notes payable.

Revolving credit facility to sell up to an aggregate (as subsequently amended) $361.9 million of notes that are secured by the receivables and other assets of the trust (of which $295.0 million was outstanding as of September 30, 2025) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on the Term SOFR plus a range between 2.40% to 7.80%. The facility matures on March 31, 2028.

Revolving credit facility to sell up to an aggregate $379.1 million of notes that are secured by the receivables and other assets of the trust (of which $159.0 million was outstanding as of September 30, 2025) that can be drawn upon to the extent of outstanding eligible receivables. Depending on the class of notes, the interest rate on the notes is based on either a commercial paper rate plus 2.25% or Term SOFR plus 8.15%. The facility matures on July 1, 2029.

ABS of $750.0 million secured by certain credit card receivables (expiring February 20, 2029). Depending upon the class of notes, the interest rate on notes is based on either SOFR plus 2.75% or has a weighted average interest rate fixed at 11.50%. The terms of the ABS allow for a 24-month revolving structure with a 36-month amortization period.

ABS of $700.0 million secured by certain credit card receivables (expiring July 20, 2029). The terms of the ABS allow for a 24-month revolving structure with an 36-month amortization period. The weighted average interest rate on the securities is fixed at 7.46%.

Revolving credit facility to sell up to an aggregate $374.0 million of notes that are secured by the receivables and other assets of the trust (of which $159.0 million was outstanding as of September 30, 2025) that can be drawn upon to the extent of outstanding eligible receivables. Depending on the class of notes, the interest rate on the notes is based on either a commercial paper rate plus 2.15% or Term SOFR plus 8.50%. The facility matures on April 20, 2029.

ABS of $250.0 million secured by certain credit card receivables (expiring November 20, 2026). The terms of the ABS allow for a 12-month revolving structure with an 12-month amortization period. The interest rate on the notes is based on the Term SOFR plus a range between 2.00% to 7.50%.

ABS of $500.0 million secured by certain credit card receivables (expiring June 21, 2027). The terms of the ABS allow for a 15-month revolving structure with an 12-month amortization period. The interest rate on the notes is based on the Term SOFR plus a range between 2.00% to 7.50%.

As of September 30, 2025, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In  November 2021, we issued $150.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and nine months ended September 30, 2025 and 2024 totaled $0.4 million, $1.1 million, $0.4 million and $1.1 million, respectively. We repurchased $0.0 and $0.4 million of the outstanding principal amount of these 2026 Senior Notes in the three and nine months ended September 30, 2024, respectively. There have been no repurchases in 2025.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 2029 Senior Notes. In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and nine months ended September 30, 2025 and 2024 totaled $0.4 million, $1.1 million, $0.3 million and $0.5 million, respectively.

In August 2025, we issued $400.0 million principal amount of 9.750% Senior Notes due 2030 (the "2030 Senior Notes"). The 2030 Senior Notes bear interest at the rate of 9.75% per annum. Interest on the 2030 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The 2030 Senior Notes will mature on September 1, 2030. We are amortizing fees associated with the issuance of the 2030 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and nine months ended September 30, 2025 totaled $0.1 million and $0.1 million, respectively.

The 2026 Senior Notes, 2029 Senior Notes and 2030 Senior Notes are collectively included on our condensed consolidated balance sheet as "Senior Notes, net." See Note 5 "Shareholders' Equity and Preferred Stock" for more information.

11.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $6.7 billion at September 30, 2025. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of September 30, 2025, CAR had unfunded outstanding floor-plan financing commitments totaling $10.5 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines and is not unconditional.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $30.4 million remains pledged as of September 30, 2025 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of September 30, 2025, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period when we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling with our issuing bank partners in a credit protection program, which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $174.3 million as of September 30, 2025. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

Concentrations

We acquire all of our fair value receivables under agreements with three third-party originating institutions.

Our top five retail partnerships accounted for over 85% of our private label receivables outstanding as of September 30, 2025. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns, growth (or contraction) within retail locations and consumer application volumes that retail partners may direct to our bank partners versus competitors that offer similar financing products. During the three and nine months ended September 30, 2025 and 2024, we had receivable purchases from our top five retail partners of the following (in millions):

	Gross Purchases
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Largest Retail Partners	2025	2024	2025	2024
1	$337.5	$279.0	$874.1	$493.6
2	$36.9	$43.2	$113.4	$128.1
3	$19.7	$20.7	$58.3	$64.2
4	$17.9	$14.9	$53.1	$59.7
5	$14.5	$11.5	$49.1	$31.2

Our general purpose credit card and private label credit receivables base is spread across individual consumers in the U.S. As of September 30, 2025, only one state (Texas) had receivables concentration in excess of 10% of our total pool of receivables.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to controlling interests	$24,977	$29,543	$87,070	$79,993
Preferred stock and preferred unit dividends and discount accretion	(2,307)	(6,316)	(8,103)	(18,916)
Net income attributable to common shareholders—basic	22,670	23,227	78,967	61,077
Effect of dilutive preferred stock dividends and discount accretion	600	604	1,800	1,797
Net income attributable to common shareholders—diluted	$23,270	$23,831	$80,767	$62,874
Denominator:
Basic (including unvested share-based payment awards) (1)	15,125	14,740	15,121	14,728
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,070	4,048	4,068	4,046
Diluted (including unvested share-based payment awards) (1)	19,195	18,788	19,189	18,774
Net income attributable to common shareholders per share—basic	$1.50	$1.58	$5.22	$4.15
Net income attributable to common shareholders per share—diluted	$1.21	$1.27	$4.21	$3.35

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 363,134 and 362,440 for the three and nine months ended September 30, 2025, respectively, compared to 384,193 and 356,059 for the three and nine months ended September 30, 2024, respectively.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the three and nine months ended September 30, 2024. There were no such anti-dilutive stock options for the three and nine months ended September 30, 2025.

For the three and nine months ended September 30, 2025 and 2024, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 6, "Redeemable Preferred Stock," for a further discussion of these convertible securities.

13.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the "ESPP") and the Fourth Amended and Restated 2014 Equity Incentive Plan (the "Fourth Amended 2014 Plan"). Our ESPP provides that we may issue up to 500,000 shares of our common stock under the plan. Our Fourth Amended 2014 Plan provides that we may grant equity awards representing up to 5,750,000 options on or shares of our common stock to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of September 30, 2025, 39,215 shares remained available for issuance under the ESPP and 1,915,098 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vesting under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three and nine months ended September 30, 2025 and 2024.

Restricted Stock and Restricted Stock Units

During the three months ended September 30, 2025 and 2024, we had forfeitures (net of grants) of 8,632 shares and 583 shares of restricted stock and restricted stock units, respectively, with aggregate grant date fair values $0.3 million and $0, respectively. For the nine months ended September 30, 2025 and 2024, we had grants (net of forfeitures) of 65,782 shares and 209,053 shares of restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $3.6 million and $6.5 million, respectively. We incurred expenses of $0.9 million, $2.7 million, $1.0 million and $2.8 million during the three and nine months ended September 30, 2025 and 2024, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our condensed consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of September 30, 2025, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $7.3 million with a weighted-average remaining amortization period of 3.1 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

The table below includes additional information about outstanding restricted stock and restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	377,353	$31.56
Issued	79,693	$50.53
Vested	(81,950)	$31.92
Forfeited	(13,911)	$33.11
Outstanding at September 30, 2025	361,185	$35.60

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0.0 million and $0.1 million related to stock option-related compensation costs during the three and nine months ended September 30, 2024, respectively. There has been no expense related to stock option-related compensation costs in 2025. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	160,391	$31.30
Issued	—	$—
Exercised	(15,100)	$15.30
Expired/Forfeited	—	$—
Outstanding at September 30, 2025	145,291	$32.96	0.5	$3,722,508
Exercisable at September 30, 2025	145,291	$32.96	0.5	$3,722,508

No options were issued during the three and nine months ended September 30, 2025 and 2024. We had no unamortized deferred compensation costs associated with non-vested stock options at both  September 30, 2025 and December 31, 2024. Upon exercise of outstanding options, the Company issues new shares.

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

OVERVIEW

Atlanticus is a financial technology company powering more inclusive financial solutions for everyday Americans. We leverage data, analytics, and innovative technology to unlock access to financial solutions for the millions of Americans who would otherwise be underserved. According to data published by Experian, 40% of Americans had FICO® scores of less than 700. We believe this equates to a population of over 100 million everyday Americans in need of access to credit. These consumers often have financial needs that are not effectively met by larger financial institutions. By facilitating appropriately priced consumer credit and financial service alternatives with value-added features and benefits curated for the unique needs of these consumers, we endeavor to empower better financial outcomes for everyday Americans. We provide technology and other support services to lenders who offer an array of financial products and services to consumers. Both private label and general purpose card products are originated by The Bank of Missouri, WebBank and First Bank and Trust (collectively, our “bank partners”). Our bank partners originate these accounts through multiple channels, including retail and healthcare point-of-sale locations, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing which focus exclusively on consumers with higher FICO scores. Atlanticus’ decisioning platform is enhanced by machine learning, enabling lenders to make fast, sound decisions when it matters most.

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

On September 11, 2025, the Company closed the acquisition of all outstanding equity interests of Mercury, a leading data- and tech-centric credit card platform utilized by bank partners to provide credit cards to near-prime consumers in the U.S. The acquisition aligns with Atlanticus’ strategic objective to expand its consumer credit offerings and increase scale within its credit card operations. At the closing, Mercury became a wholly-owned subsidiary of Atlanticus. The acquisition of Mercury adds an established top 25 credit card program to the suite of programs that Atlanticus manages on behalf of bank partners. Mercury’s credit card offerings, including Mercury branded and co-branded programs, complements Atlanticus’ general purpose credit card, retail credit, patient financing, and dealer solutions products.

Total purchase consideration was approximately $166.5 million in cash. In addition to the purchase consideration, the seller has the opportunity under the purchase agreement to receive earn out payments for up to three years following the closing of the acquisition in an amount equal to 75% of the amount by which the charge-offs of Mercury’s acquired receivables are less than agreed-upon charge-off levels. We have determined the contingent consideration meets the definition of a derivative instrument under ASC 815. We have recorded the derivative at fair value calculated using internally-developed estimates. These estimates on performance of the acquired portfolio include expected credit losses, payment rates, servicing costs, discount rates and yields earned on our general purpose credit card receivables. See Note 7, "Fair Values of Assets and Liabilities" for more information. As a result of the acquisition, the Company added approximately 1.3 million credit card accounts and $3.2 billion in credit card receivables. These receivables have been included with our existing general purpose credit card receivables in our reported results of operations and other discussions below.

Credit as a Service Segment

Currently, within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing $48 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. General purpose credit cards use the Aspire, Imagine, Mercury and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers.

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

Auto Finance Segment

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of September 30, 2025, our CAR operations served over 690 dealers in 33 states and two U.S. territories. The core operations continue to achieve profitability and generate positive cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2025	2024	from 2024 to 2025
Total operating revenue and other income	$495,292	$350,954	$144,338
Other non-operating income	(616)	270	(886)
Interest expense	(75,464)	(42,492)	32,972
Provision for credit losses	(1,549)	(4,633)	(3,084)
Changes in fair value of loans at fair value	(276,851)	(203,739)	73,112
Net margin	140,812	100,360	40,452
Operating expenses:
Salaries and benefits	(18,196)	(12,299)	5,897
Card and loan servicing	(39,024)	(28,069)	10,955
Marketing and solicitation	(35,301)	(14,848)	20,453
Depreciation and amortization	(1,491)	(656)	835
Other	(14,321)	(7,202)	7,119
Total operating expenses:	(108,333)	(63,074)	45,259

Net income	$24,588	$29,189	$(4,601)
Net loss attributable to noncontrolling interests	389	354	35
Net income attributable to controlling interests	$24,977	$29,543	$(4,566)
Net income attributable to controlling interests to common shareholders	$22,670	$23,227	$(557)

	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2025	2024	from 2024 to 2025
Total operating revenue and other income	$1,233,985	$956,769	$277,216
Other non-operating income	20	1,184	(1,164)
Interest expense	(176,678)	(115,503)	61,175
Provision for credit losses	(3,999)	(9,323)	(5,324)
Changes in fair value of loans at fair value	(671,973)	(549,161)	122,812
Net margin	381,355	283,966	97,389
Operating expenses:
Salaries and benefits	(47,080)	(37,584)	9,496
Card and loan servicing	(105,261)	(82,589)	22,672
Marketing and solicitation	(80,584)	(38,848)	41,736
Depreciation and amortization	(3,173)	(1,963)	1,210
Other	(31,764)	(24,272)	7,492
Total operating expenses:	(267,862)	(185,256)	82,606

Net income	$86,000	$79,135	$6,865
Net loss attributable to noncontrolling interests	1,070	858	212
Net income attributable to controlling interests	$87,070	$79,993	$7,077
Net income attributable to controlling interests to common shareholders	$78,967	$61,077	$17,890

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

Total operating revenue and other income. Total operating revenue and other income consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) interchange and servicing income on loan portfolios and other customer related fees.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased to $6,600.1 million as of September 30, 2025, from $2,653.8 million as of September 30, 2024. Growth in these receivables includes general purpose credit card receivables associated with our acquisition of Mercury, which added $3,159.9 million in receivables as of September 30, 2025 and contributed $49.9 million to the period ending Total operating revenue and other income. Absent this acquisition, receivables were $3,440.2 million as of September 30, 2025. We experienced growth in total operating revenues for both our general purpose credit card and our private label credit receivables for the three and nine months ended September 30, 2025, when compared to the same period in 2024. These increases were primarily due to quarterly growth in both new credit card and private label customers serviced, the total active accounts of which increased over 775,000 as of September 30, 2025 when compared to September 30, 2024 (excluding those serviced accounts added as part of our acquisition of Mercury) and also due to the recognition of merchant fees associated with new private label receivable acquisitions, which increased $8.7 million and $37.8 million, for the three and nine months ended September 30, 2025, respectively, from the same periods in 2024. For our general purpose credit card receivables, we experienced strong growth in finance and fee income (increasing $73.5 million and $158.8 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024) resulting from growth in the acquisition of receivables and our acquisition of Mercury.

The relative mix of receivable acquisitions can lead to some variation in our corresponding revenue as general purpose credit card receivables typically generate higher gross yields than private label credit receivables do. We are currently experiencing continued period-over-period increases in private label credit and general purpose credit card receivables. Therefore, we expect net period-over-period growth in our total interest income and related fees for these operations throughout 2025. During 2024 and so far in 2025, we experienced higher growth rates for our private label credit receivables than for our general purpose credit card receivables. While the products are designed to provide for similar net returns, private label receivables typically generate lower gross yields and lower gross losses than our general purpose credit card receivables. This growth in private label credit receivables, relative to growth in general purpose credit card receivables offset some of the increased fee and finance pricing requirements discussed above. As our private label credit receivables growth is typically strongest during the second and third quarters of each year, we expect some seasonal contraction in that portfolio in the fourth quarter of 2025. Growth in our general purpose credit card receivables is expected to continue for the remainder of the year and outpace growth in our private label credit receivables as we continue to expand our marketing efforts. Additionally, as part of our acquisition of Mercury, we are currently enacting a number of product, policy and pricing changes on the newly acquired portfolio of general purpose credit card receivables. These changes should result in meaningful additions to our Total operating revenue and other income in 2026 and beyond, although certain of the changes will take several quarters to be fully realized.

Future periods’ growth is dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and the level of marketing investment for the general purpose credit card operations. Other revenue on our condensed consolidated statements of income consists of servicing income, service charges and other customer related fees. Growth in customer related fees was largely due to the use of new marketing channels which increased customer engagement with these products. When coupled with increases in interchange revenues which are largely impacted by growth in our receivables, this resulted in an increase in this category of revenues for the three and nine months ended September 30, 2025, when compared to the same periods in 2024. See Note 3, "Significant Accounting Policies and Condensed Consolidated Financial Statement Components" to our condensed consolidated financial statements for additional information related to this revenue from contracts with customers. Interchange fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. Additionally, we receive network incentives for credit card transactions, associated with accounts we service, processed through interchange networks. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. The above discussions on expectations for finance, fee and other income are based on our current expectations.

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

Interest expense. Variations in interest expense are due to new borrowings and increased costs of capital associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 10, "Notes Payable," to our condensed consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased to $5,297.3 million as of September 30, 2025, from $1,976.8 million as of September 30, 2024. This growth, period over period, included notes payable associated with our Mercury acquisition of $2,813.0 million as of September 30, 2025. Interest expense increased $33.0 million and $61.2 million for the three and nine months ended September 30, 2025, respectively, when compared to the three and nine months ended September 30, 2024. The majority of this increase in interest expense relates to the addition of multiple credit facilities in 2024 and 2025 associated with growth in our card and loan receivables, coupled with the issuances of 9.25% Senior Notes due 2029 (the "2029 Senior Notes") and our recent issuance of $400.0 million aggregate principal amount of 9.750% Senior Notes due 2030 (the "2030 Senior Notes"). Recent increases in the effective interest rates on debt have increased our interest expense as we have raised additional capital (or replaced existing facilities) over the last two years. We anticipate additional debt financing over the next few quarters as we continue to grow coupled with higher effective interest rates on new debt compared to rates on maturing debt. As such, and when coupled with the interest expense associated with the acquired Mercury debt facilities, we expect our quarterly interest expense for these operations to increase compared to prior periods.

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

We have experienced a period-over-period decrease of $3.1 million and $5.3 million in our provision for credit losses (when comparing the three and nine months ended September 30, 2025 to the same periods in 2024) primarily associated with lower receivable balances and decreases in loss estimates associated with our Auto Finance segment's floorplan loans. Most risk of loss in our Auto Finance segment is widely diversified with consumer auto loans across the U.S. Floorplan loans offered to dealers to finance auto inventory increase our exposure to loss not only for the amount of a floorplan loan but also for specific dealer related consumer loans. We take several steps to mitigate this risk including holding title to the underlying collateral, ongoing reassessments of collateral value and regular audits at participating dealer locations. Nevertheless, the timing of losses is difficult to predict. Recent stress noted at some dealer locations is incorporated into our loss estimates for floorplan and consumer loans and resulted in increased provisions for credit losses during 2024. With these increased loss rates incorporated in our current allowance for credit losses, we do not expect to see increases in year over year amounts absent significant growth in the associated receivables. See Note 3, "Significant Accounting Policies and Condensed Consolidated Financial Statement Components," to our condensed consolidated financial statements for further credit quality statistics and analysis.

Changes in fair value of loans. We experienced losses in our total Changes in fair value of loans of $276.9 million and $672.0 million for the three and nine months ended September 30, 2025, respectively. This compares to losses of $203.7 million and $549.2 million for the three and nine months ended September 30, 2024, respectively. Changes in fair value of loans includes 1) current period principal and finance charge-offs of fair value receivables, 2) the normal accretion of fair value related to finance charges and fees in excess of the contractual amounts billed, which is recognized in revenue during the period, and gains typically recognized in earnings as the fair value of finance charges and fees is greater than the contractual amounts billed during a period, 3) losses on acquisitions of our private label receivables and 4) the impact of changes in the assumptions underlying receivables at the end of the measurement period. The increase in losses in Changes in fair value of loans for the three and nine months ended September 30, 2025 when compared to the three and nine months ended September 30, 2024, were largely due to a decrease in the net positive impacts of Changes in fair value of loans at fair value, included in earnings, which offset charge-offs incurred during the period. These impacts totaled $(45.0) million and $5.1 million for the three and nine months ended September 30, 2025, respectively, compared to $(2.3) million and $101.0 million for the three and nine months ended September 30, 2024, respectively. Results impacting the Changes in fair value of loans at fair value, included in earnings for the three and nine months ended September 30, 2025 and 2024, respectively, are as follows: 1) net gains of $37.8 million and $95.0 million for the three and nine months ended September 30, 2025, respectively, associated with the normal accretion of fair value related to finance charges and fees in excess of the contractual amounts billed, which is recognized in revenue during the period, and gains typically recognized in earnings as the fair value of finance charges and fees is greater than the contractual amounts billed during a period (compared to $20.0 million and $89.8 million of such gains for the three and nine months ended September 30, 2024, respectively), 2) net losses of $48.5 million and $134.2 million for the three and nine months ended September 30, 2025, respectively, on the acquisition of private label credit receivables, which often have below market pricing and for which we often receive merchant fees which ensure we earn adequate returns (compared to $44.1 million and $127.7 million of such losses for the three and nine months ended September 30, 2024, respectively) and 3) net (losses)/gains of $(34.3) million and $44.3 million (compared to $21.8 million and $138.9 million of such increase for the three and nine months ended September 30, 2024, respectively) related to unfavorable changes for the quarter ended September 30, 2025 but favorable changes for the nine months ended September 30, 2025, in fair value assumptions. These unfavorable assumption changes were largely due to a marginal decline in the fair value associated with our retail assets, largely due to significant increases in retail receivables acquired, which tend to have a lower fair value on the date of acquisition than those that have matured past peak charge off periods. This unfavorable change was offset by improvements in the underlying performance in the form of lower delinquencies and higher net returns. The decreased impacts due to favorable changes in fair value assumptions for the three and nine months ended September 30, 2025 relative to the same periods in 2024 were largely a result of product, policy and pricing changes made during 2024 which enhanced the fair value of the portfolio in those periods. Adding to this decline in Changes in fair value of loans were slight increases in principal and finance charge-offs (net of recoveries), which totaled $231.8 million and $677.1 million for the three and nine months ended September 30, 2025, respectively, compared to $201.5 and $650.2 million for the three and nine months ended September 30, 2024, respectively. These charge-offs increased period over period primarily due to increases in our period end managed receivables although the increase was offset due to the improved performance in both our private label credit and general purpose credit card delinquencies rates over the past several quarters as well as changes to our relative mix of receivables that include significant increases in the acquisition of private label credit receivables for which we have limited loss exposure due to agreements with retail partners (see additional discussion related to delinquencies and charge-offs below).

For all periods presented, we included asset performance degradation in our forecasts to reflect both changes in assumed asset level economics and the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that current trends would suggest. In recent periods we have removed some of this expected degradation based on observed asset stabilization, implementation of product, policy, and pricing changes and an improved inflation environment. See Note 7 "Fair Values of Assets and Liabilities" to our condensed consolidated financial statements included herein for further discussion of our fair value calculation. We may, however, adjust our forecasts to reflect observed macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Tightened underwriting standards shifted new receivable acquisitions to consumers at the higher end of the FICO bands in which our bank partners participate, presumably resulting in improved overall credit performance of our acquired receivables. When coupled with those existing assets negatively impacted by inflation gradually becoming a smaller percentage of the outstanding portfolio, we expect to see overall improvements in the measured fair value of our portfolios of acquired receivables although growth rates of our portfolios may impact the timing of these improvement. As part of our analysis to determine the fair value of our receivables, we look at several key factors that influence the overall fair value. Additionally, receivables acquired as part of our acquisition of Mercury were initially valued at a lower fair value than our existing portfolio of credit card receivables. We are currently enacting a number of product, policy and pricing changes on the Mercury portfolio of general purpose credit card receivables. Once implemented, we would expect to see continued improvement in the fair value of these receivables. Qualitative discussion of these factors is as follows:

Gross yield, net of finance charge charge-offs – We utilize gross yield, net of finance charge charge-offs in our fair value assessments to best reflect the expected net collected yield on fee billings on our receivables. As the size and composition of our portfolio fluctuates, or as we experience periods of growth or decline in our acquisition of new receivables, this rate can fluctuate. We have experienced marginal declines in our weighted-average, Gross yield, net of finance charge charge-offs rate used in our fair value calculations of our private label credit receivables as of September 30, 2025, when compared to rates used as of September 30, 2024 largely due to a shift in the overall portfolio mix towards private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. Largely offsetting this decline, our general purpose credit card receivables experienced an increase in this same rate for the noted periods due to the aforementioned product, policy, and pricing changes which partially offset the net $(44.8) million and $5.3 million of net (loss)/gains noted above for the three and nine months ended September 30, 2025, respectively. As these product, policy and pricing changes continue to further positively impact both newly acquired and existing private label credit receivables and general purpose credit card receivables. We expect our gross yield, net of finance charge charge-offs rate to increase over time although the pace and timing of purchases for new general purpose credit card receivables, relative to those of private label credit receivables, could result in near term declines in this rate. The acquisition of private label credit receivables, particularly those noted above, is largely seasonal in nature, peaking in the second and third quarters of each year. As a result, we would expect this weighted average rate to decrease in those periods (as was noted during the second and third quarter of 2025) absent the offset of our higher yielding general purpose credit card receivables acquired during the same period. While our bank partners have enacted product, policy, and pricing changes on our existing receivables (and all newly acquired receivables), some of these changes will take several quarters to be fully realized.

Payment Rate – Our total portfolio payment rate has declined marginally over time largely due to the increased relative weight of acquisitions of private label credit receivables to our overall pool of receivables and did not contribute meaningfully to shifts in the fair value of receivables noted above. These receivables tend to include less finance and fee billings that factor into monthly payment amounts (due to associated merchant fee billings that provide us adequate returns on the receivables) and have payment terms that extend over longer periods. As a result, payment rates on private label credit receivables are naturally lower than those associated with our general purpose credit card receivables. This was particularly influenced by strong growth in the aforementioned private label credit receivables acquired during the second and third quarters of 2024 and 2025 that have limited loss exposure and tend to have longer associated terms and lower effective payment rates. This decline in payment rates is not evident in our credit card portfolio, which has maintained relatively stable payment rates for all periods in 2025 and 2024.

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

Expected Net Principal Credit Loss Rate – Our Expected net principal credit loss rate is chiefly impacted by the relative makeup of receivables within our pools rather than changes in expected performance of those underlying pools. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners, particularly in the second and third quarters of 2024 and 2025, our Expected net principal credit loss rate has decreased. Additionally, we have noted reductions in the Expected net principal credit loss rate associated with our general purpose credit card receivables, which have shown continued overall improvements in delinquency rates. With growth in the acquisition of our private label credit receivables, particularly those noted above with limited loss exposure, and growth in better performing general purpose credit card receivables, we expect this weighted average rate to decrease over the next several quarters (when compared to similar periods in prior years) before stabilizing. As changes in expected losses for receivables at the individual pool level did not change meaningfully, the overall impact on our fair value calculation was not meaningful although the positive impact of the improvement noted in delinquencies is included as a component of the net $(45.0) million and $5.1 million of net (loss)/gains noted above for the three and nine months ended September 30, 2025, respectively.

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

Total operating expenses. Total operating expenses variances for the three and nine months ended September 30, 2025, relative to the three and nine months ended September 30, 2024, reflect the following:

•	increases in salaries and benefit costs related to both the growth in the number of employees, including those added as part of our acquisition of Mercury, and inflationary compensation pressure. Subsequent to our acquisition of Mercury, we eliminated certain redundant positions, which resulted in termination costs of approximately $4.3 million for the nine months ended September 30, 2025. We expect some continued increase in salaries and benefits for the remainder of 2025 and into 2026 compared to comparable periods in 2024 and 2025 due to this acquired workforce;
•	increases in card and loan servicing expenses for both the three and nine months ended September 30, 2025, when compared to the same periods in 2024 due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew to $6,600.1 million outstanding from $2,653.8 million outstanding at September 30, 2025 and September 30, 2024, respectively, and costs associated with the implementation of product, policy, and pricing changes discussed above. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow in 2025 and 2026 commensurate with growth in our receivables.
•	increases in marketing and solicitation costs for both the three and nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to quarterly growth in both new credit card and private label customers serviced, the total accounts of which increased over 2.1 million as of September 30, 2025 when compared to September 30, 2024 (including approximately 1.3 million serviced accounts added as part of the Mercury acquisition). These increases in marketing and solicitation costs are a direct result of the increased costs associated with assisting our bank partners to acquire new consumers. As we continue to adjust our underwriting standards to reflect changes in fee and finance assumptions on new receivables, continue to expand under our newly acquired Mercury brand and allow for overall increases in the cost to successfully market to consumers, we expect period over period marketing costs for 2025 to increase relative to those experienced in 2024, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and
•	slight increases in other expenses for both the three and nine months ended September 30, 2025, when compared to the same period in 2024, primarily related to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including occupancy, legal and travel expenses can be variable based on growth and have grown as we expand our marketing and growth efforts. Increases in this category for the three and nine months ended September 30, 2025, when compared to the same period in 2024 primarily relate to ongoing increased costs associated with accounting and legal expenses as well as certain transaction costs associated with our Mercury acquisition. These increased costs are offset by certain nonrecurring costs in these categories experienced in the first quarter of 2024. While we expect some continued increase in these associated costs as we continue to grow our receivable portfolios, we do not anticipate the increase to be meaningful.

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

As many of our expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect certain expenses to continue to grow in 2025 and 2026 commensurate with growth in our receivables balances.  These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. Unknown ongoing potential impacts related to the aforementioned inflation and other global disruptions could result in more variability in these expenses and could impair our ability to acquire new receivables, resulting in increased costs despite our efforts to manage costs effectively.

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

Income Taxes. We experienced effective tax rates of 24.0% and 24.0% for the three and nine months ended September 30, 2025, respectively, compared to 21.5% and 19.7% for the three and nine months ended September 30, 2024, respectively.

Our effective tax rates for the three and nine months ended September 30, 2025, are above the statutory rate principally due to our (1) state and foreign income tax expense, including the effects of law changes enacted in the nine months ended September 30, 2025, in certain states in which we operate, (2) the tax effects of deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986 as amended (the “Code”) with respect to compensation paid to our covered employees, and (3) taxes on global intangible low-taxed income. Offsetting the foregoing items were the tax effects of deductions (1) associated with the exercises of stock options and the vesting of restricted stock at the times when the fair value of our stock exceeded such share-based awards’ grant date values, and (2) of amounts characterized in our condensed consolidated financial statements as dividends on preferred stock (which was outstanding until its redemption in the first quarter of 2025), such amounts which constituted deductible interest expense on debt for tax purposes.

Our effective tax rates for the three and nine months ended September 30, 2024, are below the statutory rate principally due to the tax effects of our deduction of (1) amounts characterized in our condensed consolidated financial statements as dividends on preferred stock (which was outstanding at varying amounts in 2024), such amounts which constituted deductible interest expense on debt for tax purposes, and (2) exercises of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Offsetting the foregoing items were (1) state and foreign income tax expense including the effects of law changes enacted in certain states in which we operate, (2) the tax effects of deduction disallowance under Section 162(m) of the Code with respect to compensation paid to our covered employees and (3) taxes on global intangible low-taxed income.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our condensed consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. Such interest expense was $135 thousand for the nine months ended September 30, 2025, and $140 thousand for the nine months ended September 30, 2024.

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

The following discussion of our managed receivables includes the aforementioned acquisition of Mercury and its portfolio of approximately $3,159.9 million in general purpose credit card receivables. As we acquired the receivables on September 11, 2025, the financial impact of the acquisition on the quarter was limited to fees, billings and expenses subsequent to that date, however the receivables acquired are included in the denominator of the ratios calculated below.

Below is the reconciliation of Loans at fair value to Total managed receivables:

	At or for the Three Months Ended
	2025			2024				2023
(in Millions)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Loans at fair value	$6,350.0	$3,004.7	$2,668.5	$2,630.3	$2,511.6	$2,277.4	$2,150.6	$2,173.8
Fair value mark against receivable (1)	250.1	41.8	37.8	94.5	142.5	137.7	167.5	237.5
Total managed receivables (2)	$6,600.1	$3,046.5	$2,706.3	$2,724.8	$2,654.1	$2,415.1	$2,318.1	$2,411.3
Fair value to Total managed receivables ratio (3)	96.2%	98.6%	98.6%	96.5%	94.6%	94.3%	92.8%	90.2%

(1)

The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 7, "Fair Values of Assets and Liabilities" to our condensed consolidated financial statements included herein for further discussion of assumptions underlying this calculation.

(2)	Total managed receivables are equal to the Aggregate unpaid gross balance of loans carried at fair value. See Note 7, "Fair Value of Assets and Liabilities" to our condensed consolidated financial statements included herein for further discussion of the Aggregate unpaid gross balance of loans carried at fair value.
(3)	The Fair value to Total managed receivables ratio is calculated using Loans at fair value as the numerator, and Total managed receivables as the denominator.

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

A reconciliation of our operating revenues and other income, net of finance and fee charge-offs, to comparable amounts used in our calculation of Total managed yield ratios is as follows:

	At or for the Three Months Ended
	2025			2024				2023
(in Millions)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Consumer loans, including past due fees	$331.7	$267.2	$238.5	$242.1	$245.3	$232.1	$220.0	$214.6
Fees and related income on earning assets	122.5	94.3	78.3	83.8	78.5	59.5	47.9	71.7
Other revenue	30.4	23.0	18.7	17.5	16.8	13.6	11.7	12.0
Total operating revenue and other income - CaaS Segment	484.6	384.5	335.5	343.4	340.6	305.2	279.6	298.3
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(16.0)	(26.6)	0.1	0.7	(15.1)	(12.6)	4.0	6.5
Adjustments due to acceleration of annual fees recognition under fair value accounting	(24.4)	(8.8)	(4.2)	(10.5)	(8.0)	1.1	10.1	(12.6)
Removal of finance charge-offs	(78.8)	(68.2)	(70.0)	(64.9)	(60.6)	(62.9)	(63.7)	(59.5)
Total managed yield	$365.4	$280.9	$261.4	$268.7	$256.9	$230.8	$230.0	$232.7

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2025			2024				2023
(in Millions)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Charge-offs on loans at fair value	$231.8	$211.8	$233.5	$213.1	$201.5	$217.0	$231.7	$215.2
Finance charge-offs (1)	(78.8)	(68.2)	(70.0)	(64.9)	(60.6)	(62.9)	(63.7)	(59.5)
Combined principal net charge-offs	$153.0	$143.6	$163.5	$148.2	$140.9	$154.1	$168.0	$155.7

(1)	Finance charge-offs are included as a component of our Changes in fair value of loans in the accompanying condensed consolidated statements of income.

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

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2025						2024
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$6,600,135		$3,046,477		$2,706,264		$2,724,782
30-59 days past due	$179,339	2.7%	$100,472	3.3%	$89,132	3.3%	$104,022	3.8%
60-89 days past due	$158,201	2.4%	$85,611	2.8%	$84,559	3.1%	$97,953	3.6%
90 or more days past due	$374,650	5.7%	$210,925	6.9%	$233,205	8.6%	$253,511	9.3%
Average managed receivables	$4,823,306		$2,876,371		$2,715,523		$2,689,447
Total managed yield ratio, annualized (1)	30.3%		39.1%		38.5%		40.0%
Combined principal net charge-off ratio, annualized (2)	12.7%		20.0%		24.1%		22.0%
Interest expense ratio, annualized (3)	6.2%		7.4%		6.9%		6.5%
Net interest margin ratio, annualized (4)	11.4%		11.7%		7.5%		11.5%

	At or for the Three Months Ended
	2024						2023
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,654,112		$2,415,092		$2,318,104		$2,411,255
30-59 days past due	$106,303	4.0%	$99,620	4.1%	$94,389	4.1%	$110,465	4.6%
60-89 days past due	$96,673	3.6%	$88,544	3.7%	$87,761	3.8%	$98,377	4.1%
90 or more days past due	$227,418	8.6%	$218,215	9.0%	$243,830	10.5%	$247,621	10.3%
Average managed receivables	$2,534,602		$2,366,598		$2,364,680		$2,363,231
Total managed yield ratio, annualized (1)	40.5%		39.0%		38.9%		39.4%
Combined principal net charge-off ratio, annualized (2)	22.2%		26.0%		28.4%		26.4%
Interest expense ratio, annualized (3)	6.6%		6.3%		5.8%		5.4%
Net interest margin ratio, annualized (4)	11.7%		6.7%		4.7%		7.6%

(1)	The Total managed yield ratio, annualized is calculated using the annualized total managed yield as the numerator and period-end average managed receivables as the denominator.
(2)

The Combined principal net charge-off ratio, annualized is calculated using the annualized combined principal net charge-offs as the numerator and period-end average managed receivables as the denominator.

(3)

Interest expense ratio, annualized is calculated using the annualized interest expense associated with the CaaS segment (See Note 4, "Segment Reporting" to our condensed consolidated financial statements) as the numerator and period-end average managed receivables as the denominator.

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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2025						2024
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,725,708		$1,524,399		$1,253,215		$1,231,750
30-59 days past due	$30,336	1.8%	$29,981	2.0%	$27,166	2.2%	$33,664	2.7%
60-89 days past due	$25,988	1.5%	$23,745	1.6%	$23,938	1.9%	$29,297	2.4%
90 or more days past due	$62,066	3.6%	$58,146	3.8%	$67,414	5.4%	$75,294	6.1%
Average APR	9.4%		10.3%		11.9%		12.9%
Receivables purchased during period	$436,711		$506,738		$265,360		$241,442

	Private Label Credit - At or for the Three Months Ended
	2024						2023
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,205,714		$1,013,529		$907,367		$939,389
30-59 days past due	$34,658	2.9%	$36,477	3.6%	$32,209	3.5%	$36,540	3.9%
60-89 days past due	$30,216	2.5%	$29,766	2.9%	$27,094	3.0%	$31,284	3.3%
90 or more days past due	$70,190	5.8%	$67,368	6.6%	$74,414	8.2%	$79,056	8.4%
Average APR	13.3%		15.8%		17.1%		17.1%
Receivables purchased during period	$396,900		$316,304		$191,106		$202,168

	General Purpose Credit Card - At or for the Three Months Ended
	2025						2024
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$4,874,427		$1,522,078		$1,453,049		$1,493,032
30-59 days past due	$149,003	3.1%	$70,490	4.6%	$61,966	4.3%	$70,358	4.7%
60-89 days past due	$132,214	2.7%	$61,866	4.1%	$60,621	4.2%	$68,656	4.6%
90 or more days past due	$312,584	6.4%	$152,779	10.0%	$165,791	11.4%	$178,216	11.9%
Average APR	28.7%		29.4%		28.7%		28.6%
Receivables purchased during period	$701,557		$442,957		$347,550		$370,269

	General Purpose Credit Card - At or for the Three Months Ended
	2024						2023
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,448,060		$1,401,168		$1,410,281		$1,471,358
30-59 days past due	$71,645	4.9%	$63,141	4.5%	$62,173	4.4%	$73,918	5.0%
60-89 days past due	$66,454	4.6%	$58,777	4.2%	$60,664	4.3%	$67,088	4.6%
90 or more days past due	$157,222	10.9%	$150,839	10.8%	$169,402	12.0%	$168,555	11.5%
Average APR	28.9%		27.4%		27.1%		27.4%
Receivables purchased during period	$373,231		$360,425		$342,834		$426,939

The following discussion relates to the tables above.

Managed receivables levels. We continue to experience overall period-over-period quarterly receivables growth with over $3,451.5 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners between September 30, 2025 and September 30, 2024. The increased purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $520.0 million in the twelve months ended September 30, 2025 primarily related to seasonal expansion with one of our retail partners. The seasonal expansion with this retail partner tends to peak in the second and third quarters and declines in the fourth quarter of each year. Our general purpose credit card receivables grew by $3,426.4 million during the twelve months ended September 30, 2025. This increase included receivables added as part of the Mercury acquisition which totaled $3,159.9 million as of September 30, 2025. Some of our larger merchant partners have expanded their relationships with us and our bank partner which resulted in an increased flow of acquired receivables. We currently expect continued period-over-period quarterly receivables growth in our general purpose credit card and private label credit receivables. Growth in future periods receivables is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partners, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 85% of our private label receivables outstanding as of September 30, 2025. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns and growth (or contraction) within merchant retail locations. Further impacting receivable purchase amounts in a period are consumer application volumes that retail partners may direct to our bank partners versus competitors who offer similar financing products to those retail merchant partners. See Note 11, "Commitments and Contingencies," to our condensed consolidated financial statements included herein for further discussion of these concentrations.

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

Increases in delinquencies in the first and second quarters of 2024 in our private label credit receivables were largely due to a mix shift in receivables acquired to certain receivables that have higher observed delinquencies but correspondingly higher yields. Late in the second quarter of 2024 and early in the third quarter of 2024, we additionally acquired receivables that have higher observed delinquencies, but for which we have limited loss exposure due to agreements with retail partners. As a result of these limited loss exposures, these receivables are not included in our delinquency rates for private label credit receivables. Delinquency rates for our general purpose credit card receivables were higher in the first quarter of 2024 due to both a reduction in the growth of our managed receivables and accounts that were enrolled in short-term payment deferrals, due to hardship claims resulting from COVID-19. Receivables enrolled in these short-term payment deferrals continued to accrue interest and their delinquency status did not change through their respective deferment periods. The remainder of these accounts were removed from hardship status with the end of the COVID-19 national and public health emergencies in May 2023. While these accounts resulted in higher than normal reported delinquency rates for the first quarter of 2024 (and correspondingly higher charge-offs in the first and second quarters of 2024), the charge-offs did not result in a further economic impact to us as the majority of these accounts were already considered in our changes in fair value in prior periods. As these accounts were largely charged off by the end of the first quarter of 2024, we saw some modest improvement in our second quarter 2024 delinquencies offset by slower net receivables growth during this period. Delinquency rates in the third and fourth quarter of 2024 remained largely consistent with those noted in the same period of prior year. For the first and second quarters of 2025 we have observed lower overall delinquency rates in both our general purpose credit card receivables and our private label credit receivables. Receivables added as part of the Mercury acquisition in the third quarter of 2025 have lower overall delinquency rates (and correspondingly lower yields) than those of our existing portfolios. The addition of these receivables resulted in a lower combined delinquency rate as of September 30, 2025. Increased acquisitions of private label credit receivables with limited loss exposures, the noted improvements in general purpose credit card receivables and our receivables added as part of the Mercury transaction will continue to result in lower overall delinquency and charge-off rates in the fourth quarter of 2025 and early 2026 when compared to corresponding rates in the fourth quarter of 2024 and first quarter of 2025.

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to marginally increase when compared to the same periods in prior years due to a planned shift in our general purpose and private label credit receivables originated as our bank partners continue to expand product offerings to a broader range of consumers. This expected increase in delinquencies will be offset somewhat by using more restrictive product, policy, and pricing changes which we believe will result in a more profitable asset overall. Additionally, as the receivables added from the Mercury acquisition tend to have lower delinquency and charge off rates than our existing portfolios of receivables, we expect the increase in delinquency rates noted above to be muted. We also expect continued seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the second quarter of each year due to the benefits of seasonally strong payment patterns associated with tax refunds for many consumers. Offsetting this expected increase in delinquencies is continued growth in the portfolio which will mute delinquency metrics. Our beliefs for future delinquency rates are predicated on the assumption that the slowing rate of inflation will continue and our recent tightened underwriting standards will prove effective at reducing account delinquencies.

Total managed yield ratio, annualized. As discussed above, growth in higher yielding assets has resulted in higher charge-off and delinquency rates in some periods. General purpose credit card receivables tend to have higher total yields than private label credit receivables (and corresponding higher charge-off rates). As a result, in periods where we have slower rates of growth of general purpose credit card receivables, as was noted in 2024 (relative to growth in private label credit receivables), we expect to have slightly lower total managed yield ratios. Additionally, receivables added as part of the Mercury acquisition tend to have lower yields (and correspondingly lower delinquency and charge off rates). The addition of these receivables contributed to the decline in our Total managed yield ratio, annualized for the third quarter of 2025 and will serve to offset some of our expected growth in Total managed yield ratios until planned product, policy, and pricing changes for this new portfolio have taken effect. We currently expect increases in the rates of acquisition of our general purpose credit card receivables relative to private label credit receivables and correspondingly higher period-over-period operating revenue and other income for the remainder of 2025 (and a correspondingly higher Total managed yield ratio) although the timing of these acquisitions and impact of the Mercury acquisition could result in some fluctuations of our Total managed yield ratio, annualized when comparing quarterly rates in 2025 and 2026 to corresponding quarterly periods in 2024 and 2025. Our managed yield ratios, however, may be marginally lower due to an expected seasonal shift in our mix of acquired private label receivables to higher FICO receivables that have lower gross yields (and correspondingly lower charge-off expectations) in the third quarter of each year.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. The increase in the combined principal net charge-off ratio, annualized in the first two quarters of 2024 is a reflection of increased delinquencies noted as consumer behavior reverted to historical norms (similar to those experienced in periods prior to COVID-19) and decreases in the acquisition of new general purpose credit card receivables. Additionally, inflation, particularly as it relates to higher gas prices, negatively impacted some consumers' ability to make payments on outstanding loans and fees receivable. We noted improvements in this rate in the fourth quarter of 2024 and in the first and second quarters of 2025 as delinquencies continued to improve, consumer payment behavior improved and we experienced strong growth in our receivables base. The significant improvement noted in the third quarter of 2025 was largely due to the addition of receivables associated with the Mercury acquisition which have lower delinquencies and principal charge-offs than our existing portfolios of receivables.

Despite expected marginal increases in delinquency rates as discussed above, we expect our overall combined principal net charge-off ratios to continue to decrease for the remainder of 2025, when compared to the comparable prior period. These charge-off rates are expected to return to historically normalized levels, adjusted for the mix shift discussed above, and will benefit from planned growth in the underlying receivables which we expect will further reduce our combined principal net charge-off ratio. Our charge-off ratio has also been impacted due to (and will continue to be impacted by): 1) higher expected charge-off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, leading to periodic increases in combined principal net charge-offs, (3) the aforementioned tightened underwriting standards that slowed the pace of growth in our receivables base, and (4) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of inflation pressures. While charge-offs associated with previously mentioned accounts enrolled in short-term payment deferrals had a negative impact on our Combined principal net charge-off ratio, annualized through the second quarter of 2024, they did not have a material impact on our condensed consolidated statements of income as the majority of these accounts were already considered in our changes in fair value. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment. This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt as well as the addition of new funding facilities. Historically, we obtained lower cost financing with fixed interest rates, resulting in lower interest expense ratios. Increases in the federal funds borrowing rate in 2022 and 2023 have led to an increase in interest rates for newly-originated debt and for that portion of debt which does not have fixed rates. As such, we have seen our Interest expense ratio, annualized increase throughout 2024 and into 2025 and we expect the Interest expense ratio to increase when compared to prior quarters for the remainder of 2025 as we replace existing financing arrangements with new ones at a higher cost of capital. The addition of debt assumed as part of the Mercury acquisition will also contribute to our Interest expense ratio although the cost of this debt is largely in-line with our existing facilities and, as such, should not result in a meaningful impact to the Interest expense ratio, annualized.

Net interest margin ratio, annualized. Our Net interest margin ratio, annualized represents the difference between our Total managed yield ratio, annualized, our Combined principal net charge-off ratio, annualized and our Interest expense ratio, annualized. Recent declines in this ratio, when compared to corresponding prior periods, relate primarily to recent increases in our principal net charge-offs as noted above. This trend reversed in 2025 as we realized improvements in delinquencies and subsequent charge-offs. We currently expect continued marginal improvements in our Combined principal net charge-off ratio, annualized, relative to corresponding periods in 2024 which should continue to result in an improved net interest margin ratio. Changes in the mix shift of acquired receivables, noted above, will also lead to increases in the Net interest margin, annualized as the higher yielding receivables become a larger component of our total portfolio. As noted above, the lower yielding but also lower delinquent accounts associated with the Mercury acquisition should offset some of the improvements noted in our Net interest margin ratio, annualized until such time that product, policy and pricing changes associated with this portfolio have taken effect.

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

Receivables purchased during period. Receivables purchased during period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For 2025 we noted increases in the amount of receivables purchased associated with our General Purpose Credit Card receivables and also a larger increase in receivables purchased associated with our Private Label Credit receivables. This growth in Private Label Credit Receivables purchased primarily relates to growth in purchases associated with our largest retail partner. For most periods presented in 2024, our private label credit receivable purchases experienced overall growth, when compared to the same periods in 2023, largely based on the addition of new private label credit retail partners as well as growth within existing retail partnerships, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our issuing bank partners. We currently expect private label credit receivable acquisitions in the fourth quarter of 2025 and first quarter of 2026 to be consistent with those in the same period of 2024 and 2025, although the timing of the receivable acquisitions may vary based on seasonal spending patterns by consumers and our retail partners overall sales cycles. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our issuing bank partners. As a result, the timing of new receivable acquisitions, particularly as it relates to general purpose credit cards, could be impacted in the short term. Nonetheless, we expect continued growth in the acquisition of these general purpose credit card receivables throughout 2025. The acquisition of Mercury and its portfolio of general purpose credit card receivables is also expected to result in additional receivable acquisitions in future quarters as our bank partner continues to market to new consumers.

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

A reconciliation of our operating revenues and other income to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2025			2024				2023
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Consumer loans, including past due fees	$9.4	$9.1	$9.2	$9.6	$10.0	$10.4	$10.3	$10.1
Fees and related income on earning assets	1.1	—	—	—	0.1	—	—	0.1
Other income	0.1	0.2	0.2	0.2	0.2	0.2	0.2	0.2
Total operating revenue and other income	10.6	9.3	9.4	9.8	10.3	10.6	10.5	10.4
Finance charge-offs	—	—	—	—	—	—	—	—
Total managed yield	$10.6	$9.3	$9.4	$9.8	$10.3	$10.6	$10.5	$10.4

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized follows (in millions):

	At or for the Three Months Ended
	2025			2024				2023
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Gross charge-offs	$1.9	$1.7	$1.8	$1.5	$3.1	$3.5	$1.8	$1.1
Finance charge-offs (1)	—	—	—	—	—	—	—	—
Recoveries	(0.7)	(0.6)	(0.6)	(0.6)	(0.7)	(0.7)	(0.5)	(0.5)
Combined principal net charge-offs	$1.2	$1.1	$1.2	$0.9	$2.4	$2.8	$1.3	$0.6

(1)	Finance charge-offs are included as a component of our Provision for credit losses in the accompanying condensed consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2025						2024
	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables
Period-end managed receivables (1)	$111,068		$106,632		$106,099		$108,982
30-59 days past due	$8,430	7.6%	$6,576	6.2%	$6,344	6.0%	$7,590	7.0%
60-89 days past due	$2,545	2.3%	$2,391	2.2%	$2,061	1.9%	$3,217	3.0%
90 or more days past due	$3,214	2.9%	$3,741	3.5%	$4,221	4.0%	$4,723	4.3%
Average managed receivables	$108,850		$106,366		$107,541		$109,810
Total managed yield ratio, annualized (2)	39.0%		35.0%		35.0%		35.7%
Combined principal net charge-off ratio, annualized (3)	4.4%		4.1%		4.5%		3.3%
Recovery ratio, annualized (4)	2.6%		2.3%		2.2%		2.2%

	At or for the Three Months Ended
	2024						2023
	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables
Period-end managed receivables (1)	$110,638		$117,951		$122,321		$118,045
30-59 days past due	$8,873	8.0%	$9,200	7.8%	$7,796	6.4%	$9,421	8.0%
60-89 days past due	$3,801	3.4%	$3,834	3.3%	$3,031	2.5%	$3,373	2.9%
90 or more days past due	$5,305	4.8%	$4,944	4.2%	$3,220	2.6%	$3,542	3.0%
Average managed receivables	$114,295		$120,136		$120,183		$118,026
Total managed yield ratio, annualized (2)	36.0%		35.3%		34.9%		35.2%
Combined principal net charge-off ratio, annualized (3)	8.4%		9.3%		4.3%		2.0%
Recovery ratio, annualized (4)	2.4%		2.3%		1.7%		1.7%

(1)	Period-end managed receivables equal the corresponding amount of loans at amortized cost included in Note 3 "Significant Accounting Policies and Condensed Consolidated Financial Statement Components" in our condensed consolidated financial statements.
(2)	The total managed yield ratio, annualized is calculated using the annualized Total managed yield as the numerator and Period-end average managed receivables as the denominator.
(3)

The Combined principal net charge-off ratio, annualized is calculated using the annualized Combined principal net charge-offs as the numerator and Period-end average managed receivables as the denominator.

(4)	The Recovery ratio, annualized is calculated using annualized Recoveries as the numerator and Period-end average managed receivables as the denominator.

Managed receivables. Stress noted at some dealer locations resulted in higher than anticipated credit losses associated with floorplan loans during 2024. When coupled with increased delinquencies associated with the underlying consumers loans, we have experienced period over period declines in our managed receivables for the third and fourth quarter of 2024 and the first and second quarters of 2025. For the third quarter of 2025, we experienced a period over period increase in managed receivables as our receivables portfolio continues to recover from the floorplan loan losses experienced in 2024. We expect modest growth in the level of our managed receivables for the remainder of 2025 and into 2026 as CAR continues to rebuild its receivables base, expands within its current geographic footprint and continues plans for service area expansion. Although we continue to expand our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. We continually evaluate bulk purchases of receivables, however, the timing and size of such purchases are difficult to predict.

Delinquencies and charge-offs. Delinquent loans reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date and are considered "past due". While we have experienced some recent increases in our delinquency rates (and related charge-offs), we do not believe they will have a significantly adverse impact on our results of operations in 2025 as we have established appropriate reserves for these losses. Even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) and other collateral to protect against meaningful credit losses. Delinquency rates also tend to fluctuate based on inflationary pressures and seasonal trends and historically are lower in the second quarter of each year as seen above due to the benefits of strong payment patterns associated with tax refunds for many consumers.

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

Combined principal net charge-off ratio, annualized. Represents an annualized fraction, the numerator of which is the aggregate consolidated amounts of principal losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers, less current-period recoveries (including recoveries from dealer reserve offsets for our CAR operations), as reflected in Note 3 "Significant Accounting Policies and Condensed Consolidated Financial Statement Components" and Note 7 "Fair Values of Assets and Liabilities" and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from consumers and proceeds received from the sale of those charged-off receivables. Recoveries typically have represented less than 2% of average managed receivables.

Interest expense ratio, annualized. Represents an annualized fraction, the numerator of which is the annualized interest expense associated with the CaaS segment (See Note 4, "Segment Reporting" to our condensed consolidated financial statements) and the denominator of which is average managed receivables.

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

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our condensed consolidated balance sheets. Facilities that could represent near-term and longer-term refunding or refinancing needs as of September 30, 2025 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring July 20, 2026) that is secured by certain receivables and restricted cash	$52.9
Total short term refinancing needs (within 12 months)	$52.9
Revolving credit facility (expiring December 1, 2026) that is secured by certain assets	$30.1
Revolving credit facility (expiring March 31, 2028) that is secured by certain receivables and restricted cash	$57.7
Revolving credit facility (expiring April 7, 2028) that is secured by certain receivables and restricted cash	$14.6
Total long term refinancing needs (in excess of 12 months)	$102.4
Total refinancing needs	$155.3

Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as moderate in the current environment. We believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships, albeit at increased costs due to the aforementioned recent interest rate increases. Further details concerning the above debt facilities and other debt facilities we use to fund the acquisition of receivables are provided in Note 10, "Notes Payable," to our condensed consolidated financial statements included herein.

In November 2021, we issued $150.0 million aggregate principal amount of 6.125% Senior Notes due 2026 (the "2026 Senior Notes"). The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and nine months ended September 30, 2025 and 2024 totaled $0.4 million, $1.1 million, $0.4 million and $1.1 million, respectively. We repurchased $0.0 and $0.4 million of the outstanding principal amount of these 2026 Senior Notes in the three and nine months ended September 30, 2024, respectively. There have been no repurchases in 2025.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 2029 Senior Notes. In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and nine months ended September 30, 2025 and 2024 totaled $0.4 million, $1.1 million, $0.3 million and $0.5 million, respectively.

In August 2025, we issued an aggregate of $400.0 million aggregate principal amount of 9.750% Senior Notes due 2030 (the "2030 Senior Notes"). The 2030 Senior Notes bear interest at the rate of 9.75% per annum. Interest on the 2030 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The 2030 Senior Notes will mature on September 1, 2030. We are amortizing fees associated with the issuance of the 2030 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and nine months ended September 30, 2025 totaled $0.1 million and $0.1 million, respectively.

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

During the three and nine months ended September 30, 2025 and 2024, we sold 106,319 shares, 262,583 shares, 0 shares and 44,143 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $2.3 million, $5.8 million, $0 and $1.1 million, respectively. During the three and nine months ended September 30, 2025 and 2024, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three and nine months ended September 30, 2025 and 2024, we sold $5.6 million, $31.4 million, $13.5 and $13.5, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $5.5 million, $30.8 million, $13.4 and $13.4, respectively.

During the three and nine months ended September 30, 2025 and 2024, we sold 0 common shares, 200,000 common shares, 0 common shares and 0 common shares, respectively, under the Company’s Common Stock ATM Program for net proceeds of $0, $11.6 million, $0 and $0, respectively.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carried a 16% preferred return to be paid quarterly. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction were used for general corporate purposes. During the year ended December 31, 2024, we redeemed 50.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In March 2025, we redeemed the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In periods where present, we have included the issuance of these Class B preferred units as temporary noncontrolling interest on the condensed consolidated balance sheets. Dividends paid on the Class B preferred units were deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 12, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

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

At September 30, 2025, we had $425.0 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the nine months ended September 30, 2025 and 2024 are as follows:

•

During the nine months ended September 30, 2025, we generated $371.7 million of cash flows from operations compared to our generation of $346.8 million of cash flows from operations during the nine months ended September 30, 2024. While payment rates for our consumers stayed consistent period over period, we experienced an increase in cash provided by operating activities principally related to finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables. Most of this change was due to growth in the underlying receivables (and collections thereon) along with the implementation of product, policy and pricing changes, which effectively increased the minimum payment amounts required by consumers. Offsetting a portion of this increase in cash provided by operations were one-time expenses associated with our acquisition of Mercury (and related severance costs) which totaled $6.8 million for the three and nine months ended September 30, 2025.

•

During the nine months ended September 30, 2025, we used $1,027.3 million of cash from our investing activities, compared to the use of $571.0 million of cash from investing activities during the nine months ended September 30, 2024. This increase in cash used is primarily due to marginal increases in the level of net investments in private label credit and general purpose credit card receivables relative to the same period in 2024. For the nine months ended September 30, 2025, we purchased $2,678.8 million in private label and general purpose credit card receivables compared to $2,002.0 million for the nine months ended September 30, 2024. Adding to this use of cash was the acquisition of Mercury which used net, $72.9 million ($166.5 million cash purchase price less $93.6 million of cash acquired as part of the acquisition). Slightly offsetting this increase in cash used in operations were increased recoveries associated with the sale of charged off receivables due to increases in the contractual purchase rates we receive from third parties. As we continue to grow our receivables base, we would expect for purchases of new receivables to outpace payments thereon throughout 2025.

•

During the nine months ended September 30, 2025, we generated $681.9 million of cash from financing activities, compared to our generating $225.3 million of cash from financing activities during the nine months ended September 30, 2024. The increase in cash provided by financing activities is primarily due to the issuance $400.0 million aggregate principal amount of 9.750% Senior Notes due 2030 as well as an increase in net borrowings (proceeds from borrowings less repayment of borrowings) of $161.3 million. Additionally, we received proceeds from the issuance of 200,000 shares of common stock for net proceeds of $11.6 million in the first nine months of 2025. This increase was offset by the redemption of the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon during the nine months ended September 30, 2025 coupled with the sale of $130.8 million of 2029 Senior Notes during the nine months ended September 30, 2024 compared to sales of $31.4 million for the nine months ended September 30, 2025. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. As discussed above, we expect to have continued growth in our receivables base and as a result, expect to continue raising additional capital to fund these acquisitions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3, "Significant Accounting Policies and Condensed Consolidated Financial Statement Components," to our condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

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

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the nine months ended September 30, 2025 and 2024, we received $0.6 million and $0.6 million, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove. The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A preferred stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dove is a limited liability company owned by three trusts. David G. Hanna is the sole shareholder and the President of the corporation that serves as the sole trustee of one of the trusts, and David G. Hanna and members of his immediate family are the beneficiaries of this trust. Frank J. Hanna, III is the sole shareholder and the President of the corporation that serves as the sole trustee of the other two trusts, and Frank J. Hanna, III and members of his immediate family are the beneficiaries of these other two trusts. See Note 6, "Redeemable Preferred Stock," to our condensed consolidated financial statements for more information.

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

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under "Risk Factors" set forth in Part I, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

•	general economic and business conditions, including conditions affecting interest rates, tariffs, consumer income, creditworthiness, consumer confidence, spending and savings levels, employment levels, our revenue, and our defaults and charge-offs;
•	an increase or decrease in credit losses, or increased delinquencies, including increases due to a worsening of general economic conditions in the credit environment;
•	our reliance on proprietary and third-party technology;
•	security breaches involving our files and infrastructure could lead to unauthorized disclosure of confidential information or result in a temporary or permanent shutdown of our services;
•	the availability of adequate financing to support growth;
•	the extent to which federal, state, local and foreign governmental regulation of our various business lines and the products we service for others limits or prohibits the operation of our businesses;
•	current and future litigation and regulatory proceedings against us;
•	hallucinations in our models;
•	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
•	the adequacy of our allowances for credit losses and estimates of loan losses used within our risk management and analyses;
•	the possible impairment of assets;
•	our ability to manage costs in line with the expansion or contraction of our various business lines;
•	our relationship with (i) the merchants that participate in private label credit operations and (ii) the banks that issue credit cards and provide certain other credit products utilizing our technology platform and related services;
•	our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees;
•	any decline in the use of cards as a payment mechanism or other adverse developments with respect to the credit card industry in general;
•	increases or decreases in interest rates and uncertainty with respect to the interest rate environment;
•	theft and employee errors;
•	integration risk associated with our recent acquisition of Mercury.

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

Evaluation of disclosure controls and procedures

Management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of September 30, 2025, the end of the period covered by this Form 10-Q. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in reports that it files or submits under the Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Due to the SEC staff's general guidance that an assessment of an acquired business may be omitted from the scope of management's assessment for one year following the acquisition, management excluded Mercury, which was acquired on September 11, 2025, from our assessment of internal control over financial reporting as of September 30, 2025. Mercury represents approximately 44% of the Company’s consolidated total assets as of September 30, 2025, excluding intangible assets, and approximately 10.1% and 4.0% of the Company’s consolidated revenue for the three and nine months ended September 30, 2025, respectively. See Note 2 "Acquisition of Mercury Financial LLC" to our condensed consolidated financial statements for further discussion of the Mercury acquisition.

Remediation of Material Weakness

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

The Company’s management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, with the oversight of the Audit Committee of the Board of Directors, evaluated the material weakness described above and designed a remediation plan to enhance the Company’s internal control environment. To remediate the material weakness, the Company’s management implemented a new control designed to evaluate the appropriateness in accordance with U.S. GAAP of all inputs used in the Company’s valuation model for its Loans at fair value. These enhanced procedures were implemented as of March 31, 2025, and have been monitored for effectiveness. Based on the successful monitoring of these enhanced procedures, the Company concluded that the material weakness identified above has been remediated as of the date of this report.

Changes in internal control over financial reporting

Other than changes related to the remediation of the material weakness described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Receivables That Are Outstanding

The aggregate amount of outstanding receivables is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from credit card issuers and other sources of consumer financing, access to funding, and the timing and extent of our receivable purchases

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $6,600.1 million at September 30, 2025, from $2,653.8 million at September 30, 2024. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for over 85% of our outstanding private label credit receivables as of September 30, 2025. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

Failure to realize the expected benefits of our acquisition of Mercury Financial LLC could adversely affect our business and the value of our securities.

Although we expect significant benefits to result from the acquisition of Mercury, we may not actually realize any of them or realize them within the anticipated timeframe. Achieving these benefits will depend, in part, on our ability to integrate Mercury's business successfully and efficiently. The challenges involved in this integration, which will be complex and time consuming, include the following:

• preserving customer and other important relationships of Mercury and attracting new business and operational relationships;

• integrating financial forecasting and controls, procedures and reporting cycles;

• consolidating and integrating corporate, information technology, finance, compliance and administrative infrastructures;

• coordinating marketing efforts to effectively position our capabilities;

• coordinating and integrating operations; and

• integrating employees and related human resource systems and benefits, maintaining employee morale and retaining key employees.

If we do not successfully manage these risks and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the acquisition of Mercury on our anticipated timeframe or at all and our revenue, expenses, operating results, financial condition and the prices of our securities could be materially adversely affected. The successful integration of the Mercury business will require significant management attention and may divert it from our business and operational issues.

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

Our existing and future levels of indebtedness could adversely affect our financial health, our ability to obtain financing in the future, our ability to react to changes in our business and our ability to fulfill our obligations under the existing indebtedness.  As of September 30, 2025, we had $882.4 million of recourse indebtedness outstanding and $5,194.7 million of indebtedness outstanding under warehouse facilities and asset backed securities, all of which is non-recourse indebtedness.

Our level of indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, resulting in possible defaults on and acceleration of such indebtedness;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, acquisitions, capital expenditures and other general corporate purposes;
•	limit our ability to obtain additional financing for working capital, acquisitions, capital expenditures, debt service requirements and other general corporate purposes;
•	limit our ability to refinance indebtedness or cause the associated costs of such refinancing to increase;
•	restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, which could limit our ability to, among other things, make required payments on our debt;
•	increase our vulnerability to general adverse economic and industry conditions; and
•	place us at a competitive disadvantage compared to other companies with proportionately less debt or comparable debt at more favorable interest rates who, as a result, may be better positioned to withstand economic downturns.

Any of the foregoing impacts of our level of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

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

The Series B preferred stock rank junior to our Series A preferred stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A preferred stock has been satisfied. The rights of holders of the Series B preferred stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A preferred stock and any future series or class of preferred stock we may issue that ranks senior to the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of September 30, 2025, we had outstanding 400,000 shares of Series A preferred stock and 3,563,762 shares of Series B preferred stock. As of September 30, 2025, we could issue up to 6,036,238 additional shares of preferred stock.

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

We may issue additional shares of the Series B preferred stock and additional series of preferred stock that rank on a parity with the Series B preferred stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B preferred stock and additional series of preferred stock that would rank on a parity with the Series B preferred stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B preferred stock without any vote of the holders of the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of September 30, 2025, we had outstanding 400,000 shares of Series A preferred stock and 3,563,762 shares of Series B preferred stock. As of September 30, 2025, we could issue up to 6,036,238 additional shares of preferred stock. The issuance of additional shares of Series B preferred stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B preferred stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B preferred stock if we do not have sufficient funds to pay dividends on all Series B preferred stock outstanding and other classes of stock with equal priority with respect to dividends.

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

The indentures governing our indebtedness do not prohibit us from incurring additional indebtedness, subject to certain limitations. If we incur any additional indebtedness that ranks equally with our exiting senior notes, the holders of that new debt will be entitled to share ratably with holders of our existing senior notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization or dissolution. This may have the effect of reducing the amount of proceeds paid to holders of existing senior notes. Incurrence of additional debt would also further reduce the cash available to invest in operations, as a result of increased debt service obligations. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on our existing senior notes, we could be in default on such senior notes, and this default could cause us to be in default on other indebtedness, to the extent outstanding. Conversely, a default under any other indebtedness, if not waived, could result in acceleration of the debt outstanding under the related agreement and entitle the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. In addition, such default or acceleration may result in an event of default and acceleration of other indebtedness, entitling the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. If a judgment is obtained by any such holders, such holders could seek to collect on such judgment from the assets of Atlanticus. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

Our senior notes are unsecured and therefore are effectively subordinated to any secured indebtedness that we currently have or that we may incur in the future. Our senior notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the senior notes are effectively subordinated to any secured indebtedness that we or our subsidiaries have currently outstanding or may incur in the future to the extent of the value of the assets securing such indebtedness. Under the indentures governing the terms of the senior notes, we and our subsidiaries can incur additional secured (or unsecured) indebtedness in the future, subject to certain limitations. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness and may consequently receive payment from these assets before they may be used to pay other creditors, including the holders of our senior notes.

The 2026 Senior Notes and 2029 Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries. The 2026 Senior Notes and 2029 Senior Notes are obligations exclusively of Atlanticus and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Senior Notes and 2029 Senior Notes, and the 2026 Senior Notes and 2029 Senior Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including trade creditors) of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2026 Senior Notes and 2029 Senior Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2026 Senior Notes and 2029 Senior Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. The indentures governing the terms of our senior notes do not prohibit us or our subsidiaries from incurring additional indebtedness in the future or granting liens on our assets or the assets of our subsidiaries to secure any such additional indebtedness, subject to certain limitations. In addition, future debt and security agreements entered into by our subsidiaries may contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral.

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

We may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on, and principal of, our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We may not be able to refinance any of our indebtedness or obtain additional financing. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those sales, or if we do, at an opportune time, the proceeds that we realize may not be adequate to meet debt service obligations when due. Repayment of our indebtedness, to a certain degree, is also dependent on the generation of cash flows by our subsidiaries and their ability to make such cash available to us, by dividend, loan, debt repayment, or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions or other payments to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable U.S. and foreign legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our indebtedness.

An increase in market interest rates could result in a decrease in the value of the senior notes. In general, as market interest rates rise, notes bearing interest at a fixed rate decline in value. Consequently, if market interest rates increase, the market value of the senior notes may decline.

The ratings for the senior notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold the senior notes. Ratings do not reflect market prices or suitability of a security for a particular investor and the ratings of the senior notes may not reflect all risks related to us and our business, or the structure or market value of the senior notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the existing senior notes.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.  The indenture that governs the 2030 Senior Notes contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur more debt;
•	issue preferred stock;
•	pay dividends or make distributions in respect of capital stock, or purchase or redeem capital stock;
•	make certain investments;
•	create liens;
•	transfer or sell assets;
•	merge or consolidate; and
•	enter into transactions with our affiliates.

The restrictions in this indenture may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, the restrictions in the indenture are subject to certain important exceptions and may not protect the lenders or the holders of the 2030 Senior Notes from certain significant transactions. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - July 31	382	$55.69	—	1,901,177
August 1 - August 31	19	$62.15	—	1,901,177
September 1 - September 30	26	$64.53	—	1,901,177
Total	427	$56.52	—	1,901,177

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 427 such shares returned to us during the three months ended September 30, 2025.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2024, we are authorized to repurchase 2,000,000 shares of our common stock through June 30, 2026.

The following table sets forth information with respect to our repurchases of Series B preferred stock during the three months ended September 30, 2025.

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

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

Atlanticus Holdings Corporation

November 10, 2025	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)