Form 10-K
period 2025-12-31
Atlanticus Holdings Corp
filed 2026-03-12
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of Atlanticus’ common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by non-affiliates as of June 30, 2025, was $292.1 million. (For this purpose, directors, officers and 10% shareholders have been assumed to be affiliates.)

As of February 20, 2026, 14,919,417 shares of common stock, no par value, of Atlanticus were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Atlanticus' Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III.

Page
PART I

PART IV
Item 15.	Exhibits and Financial Statement Schedules	48
Item 16.	Form 10-K Summary	50

In this Report, except as the context suggests otherwise, the words "Company," "Atlanticus Holdings Corporation," "Atlanticus," "we," "our," "ours" and "us" refer to Atlanticus Holdings Corporation and its subsidiaries and predecessors. Atlanticus owns Aspire®, Emerge®, Fortiva®, Imagine®, Mercury®, Salute®, Tribute®, Fixt™ and other trademarks and service marks in the United States ("U.S.").

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

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under "Risk Factors" set forth in Part I, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

●	general economic and business conditions, including conditions affecting interest rates, trade policies (tariffs and other trade measures), consumer income, creditworthiness, consumer confidence, spending and savings levels, employment levels, our revenue, and our defaults and charge-offs;
●	an increase or decrease in credit losses, or increased delinquencies, including increases due to a worsening of general economic conditions in the credit environment;
●	our reliance on proprietary and third-party technology;
●	security breaches involving our files and infrastructure could lead to unauthorized disclosure of confidential information or result in a temporary or permanent shutdown of our services;
●	the availability of adequate financing to support growth;
●	the extent to which federal, state, local and foreign governmental laws and regulations, or interpretations thereof, applicable to our various business lines and the products we service for others limit or prohibit the operation of our businesses;
●	current and future litigation and regulatory proceedings against us;
●	hallucinations in our models;
●	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
●	the adequacy of our allowance for credit losses and estimates of loan losses used within our risk management and analyses;
●	the possible impairment of assets;
●	our ability to manage costs in line with the expansion or contraction of our various business lines;
●	our relationship with (i) the merchants that participate in private label credit operations and (ii) the banks that issue credit cards and provide certain other credit products utilizing our technology platform and related services;
●	merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees;
●	any decline in the use of cards as a payment mechanism or other adverse developments with respect to the credit card industry in general;
●	increases or decreases in interest rates and uncertainty with respect to the interest rate environment;
●	theft and employee errors; and
●	integration risk associated with our recent acquisition of Mercury Financial LLC (“Mercury”).

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

We are principally engaged as a program manager, providing a technology platform and corresponding products and services to lenders in the U.S. to assist those lenders with offering products to consumers. These lenders pay us a fee and in most circumstances, the lenders are then obligated to sell us the receivables they generate from these products and services. We acquire these receivables for the principal amount of the loan. For certain of our receivables, we also receive merchant fees from our retail partners that are used to enhance our returns for those receivables. We compensate our bank partners monthly for the regulatory oversight they provide associated with our acquired receivables, the underlying accounts of which they continue to own and service. This compensation is based on both a fixed and variable component dependent on the underlying performance of the acquired receivables (collectively, "Bank partner fees"). As we are obligated to compensate our bank partners for the duration of the underlying account, we recognize the fair value of these Bank partner fees within Card and loan servicing on the accompanying Consolidated Statements of Income on the date we acquire the underlying receivable.

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

On September 11, 2025, we closed the acquisition of all outstanding equity interests of Mercury, a leading data- and tech-centric credit card platform utilized by bank partners to provide credit cards to near-prime consumers in the U.S. The acquisition aligns with Atlanticus’ strategic objective to expand its consumer credit offerings and increase scale within its credit card operations. At the closing, Mercury became a wholly owned subsidiary of Atlanticus. The acquisition of Mercury adds an established top 25 credit card program to the suite of programs that Atlanticus manages on behalf of its bank partners. Mercury’s credit card offerings, including Mercury-branded and co-branded programs, complement Atlanticus’ general purpose credit card, retail credit, patient financing, and dealer solutions products. The total purchase consideration was approximately $166.5 million in cash with an opportunity, for the seller, under the purchase agreement to receive earn out payments based on the performance of the acquired receivables over a limited period of time. As a result of the acquisition, we added approximately $3.2 billion in gross credit card receivables and increased the number of customers served on behalf of our bank partners by 1.3 million. These receivables have been included with our existing general purpose credit card receivables in our reported results of operations and other discussions below.

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

Credit as a Service Segment

Currently, within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing $50 billion in consumer loans over more than 30 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. General purpose credit cards use the Aspire, Imagine, Mercury and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers.

Using our infrastructure and technology, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. We further engage in testing and limited investment in consumer technology platforms as we seek to capitalize on our expertise and infrastructure. Additionally, we report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with notes receivable and equity investments previously made in consumer technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded and the carrying value of our investment in these companies is not material. One of these companies, Fintiv Inc., has sued Apple, Inc. and, Walmart, Inc. for patent infringement. Fintiv Inc. has approximately 150 patents related to secure money transfer on computer and mobile devices. The transaction volume in these areas has increased dramatically over the last five years. If Fintiv Inc. is successful in the patent litigation, there could be large exposure, including treble damages for these companies. The claimed losses sustained by this patent infringement are substantial and could be measured in the billions of dollars. We believe on a diluted basis that we will own over 10% of the company. Apple has vigorously contested the claims, and we expect it to continue doing so. In light of the uncertainty around these lawsuits, we will continue to carry these investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

All finance charges, fees and merchant fees are recognized into earnings through our Consumer loans, including past due fees (consisting of interest income, including finance charges, late payment fees on loans and merchant fees), Fees and related income on earning assets (consisting of annual or monthly maintenance fees, cash advance fees, and other fees directly associated with the extension of credit) and Other revenue (consisting of servicing income, service charges and other customer related fees), on our consolidated statements of income when they are billed to consumers or, in the case of merchant fees, upon completion of our services, which coincides with the funding of the loan by our bank partners. We value these loans and fee receivables within Changes in fair value of loans on our consolidated statements of income to reflect our best estimate of ongoing economics and cash flows associated with existing consumer accounts including future estimates of finance and fee billings and consumer payment rates typical of the assumptions a market participant would use to calculate fair value.

Our credit and other operations are heavily regulated, potentially causing us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See "Consumer and Debtor Protection Laws and Regulations—CaaS Segment" below and "We operate in a heavily regulated industry" in Part I, Item 1A, "Risk Factors" contained in this Report.

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

Private Label Credit

Our bank partners work with both us and with our retail partners to provide financing options to retail consumers. These financing options vary by retail partner and consist of a range in APRs of 0% - 36% and a range in merchant fees of 0% - 65%. Merchant fees, which vary by retail partner, offset the purchase price our bank partners remit to the retail partner on a consumer transaction. These merchant fees are used to enhance the return on products when contractual APRs or other terms are insufficient due to promotional or other below market pricing retail merchants may offer to consumers (such as 0% APR offers). Financing arrangements may include fees to enhance yields on a product including annual and/or monthly maintenance fees. Additionally, terms of these products offered by our bank partners to consumers may include deferred interest options whereby consumers pay no interest on their purchases over periods ranging from 6-12 months. Terms of these products can range from 12 months to 84 months based on the retail merchant partner. Each offer is customized for retail clients based on the expected performance of the underlying receivables, receivable purchase volumes and overall return requirements. Our flexible technology allows retail partners to present financing offers to their customers through a variety of delivery options including retail point of sale locations, online transactions, or through in home sales. These financing arrangements are based on underwriting standards tailored to each retail partner and are the result of a close collaboration between our bank partners and us to ensure all products are compliant with regulatory requirements and to ensure they provide attractive terms to consumers.

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

In cases where we acquire receivables below market rates, we charge merchant fees to our retail partners to facilitate the transaction and ensure we earn adequate returns. These merchant fees are based on the value of the goods purchased from our retail partners, the consumer’s credit risk and the terms of our bank partners' related product offering. These fees are recognized upon completion of our services, which coincides with the funding of the loan by our bank partners, in Consumer loans, including past due fees on our Consolidated Statements of Income. These merchant fees often offset the negative impact of the initial acquisition of the underlying receivable. As such, it is not always necessary for us to collect the aggregate unpaid gross balance of the underlying receivable to achieve desired returns.

General Purpose Credit Cards

We work closely with our bank partners to assist them in creating general purpose credit card offers. These offers have varying lines of credit ranging from $350 to $5,500, annual percentage rates (“APRs”) ranging from 19.99% to 36%, annual fees ranging from $0 to $175 and monthly maintenance fees ranging from $0 to $15. Working collaboratively with our bank partners, each offer our bank partners extend to a consumer is tailored based on the consumer’s individual risk profile. These offers include finance and fee structures designed to provide us with an adequate return on invested capital upon acquisition of any associated receivable. As a result, at the time an offer is extended to a consumer, the offer reflects market value and, when combined with other pooled receivables that have similar characteristics, would result in earnings associated with any upfront fees (such as annual or monthly maintenance fees) on the date of acquisition, net of any fair value assessment that may value the receivables at less than the gross amount of the receivable.

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

Auto Finance Segment

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2025, our CAR operations served over 700 dealers in 33 states and two U.S. territories. The core operations continue to achieve profitability and generate positive cash flows.

Fair Value Option

We account for loans receivable associated with our private label credit and general purpose credit card platform using fair value accounting. We believe the use of fair value for these receivables closely approximates the true economics of these receivables, better matching the yields and associated charge-offs. We believe the fair value option also enables us to report generally accepted accounting principles in the U.S. (" GAAP") net income that provides increased transparency into our profitability and asset quality. We estimate the Fair Value Receivables using a discounted cash flow model, which considers various factors such as expected yields on consumer receivables, the timing of expected payments, customer default rates, estimated costs to service the portfolio, and valuations of comparable portfolios. As a result of this fair value adoption, our loans, interest and fees receivable are carried at fair value with changes in fair value recognized directly in earnings, and certain fee billings (such as annual membership fees and merchant fees) and origination costs associated with these receivables no longer being deferred. Additionally, we recognize the fair value of Bank partner fees based on internally-developed estimates of payment rates and discount rates.  We reevaluate the fair value of our Fair Value Receivables and Bank partner fees at the end of each quarter.

Receivables Management and Risk Mitigation

CaaS Segment. We manage our investments in receivables using credit scoring, credit file data, non-credit-bureau attributes, and our proprietary risk evaluation systems developed and refined over more than 30 years of operating history. These strategies include assisting our issuing bank partners with the management of transaction authorizations, account renewals, credit line modifications and collection programs. We use an adaptive control system to translate our strategies into account management processes. The system enables us to develop and test multiple strategies simultaneously, allowing us to continually refine account management activities. We have incorporated our proprietary risk scores into this control system, in addition to standard credit behavior scores used widely in the industry, in order to segment, evaluate and manage the receivables. We believe that by combining external credit file data along with historical and current customer activity, we are better able to predict the true risk associated with current and delinquent receivables.

For our private label credit and general purpose credit card finance activities as well as the accounts that are open to purchases, we generally assist our issuing bank partners with managing credit lines to reward customers who are performing well and to mitigate losses from delinquent customer segments. We also assist our issuing bank partners with employing strategies to reduce otherwise open credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance are captured and loaded into our proprietary databases for ongoing analysis. Account management strategies are adjusted as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a probability of fraudulent use.

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

Collection Strategy

CaaS Segment. The goal of the collections process is to collect as much of the account balance that is owed to our bank partners in the most customer-friendly and cost-effective manner possible. This collection process has continued to evolve over the course of more than 30 years of operating history, with the utilization of digital and mobile processes helping to both facilitate better communication with the consumer and aid in collections throughout the collection process.

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

We discontinue the recognition of interest and fees for most credit products when loans, interest and fees receivable become contractually 90 or more days past due and typically place the account on a non-accrual status. Loans, interest and fees receivable are charged off when they become contractually more than 180 days past due or 120 days past due if they are enrolled in an installment loan product. For all products, receivables are charged off within 30 days of notification and confirmation of bankruptcy or death of the obligor. However, in some cases of death, receivables are not charged off if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

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

We continually assess our collection strategies as new technologies and practices evolve and anticipate that further investments in large language models will enable us to refine our customer-centric approach to customer service and collections.

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

Consumer and Debtor Protection Laws and Regulations

CaaS Segment. Our U.S. business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act"), the federal Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), the federal Truth In Lending Act ("TILA"), the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the Federal Trade Commission ("FTC") Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These laws, rules and regulations, among other things, impose disclosure requirements when consumer products are advertised, when an account is opened, when monthly billing statements are sent and when consumer obligations are collected. In addition, various statutes limit the liability of consumers for unauthorized use, prohibit discriminatory practices in consumer transactions, impose limitations on the types of charges that may be assessed, impose certain restrictions on how accounts are serviced and collected, and restrict the use of consumer credit reports and other account-related information. Many of our issuing bank partners' products are designed for customers at the lower end of the credit score range. These products are priced to reflect the higher credit risk of these customers. Because of the inherently greater credit risks of these customers and the resulting higher interest and fees, we and our issuing bank partners may be subject to greater regulatory scrutiny. If regulators, including the FDIC (which regulates bank lenders), the CFPB and the FTC, object to the terms of these products, or to the marketing or collection practices used, we and our issuing bank partners could be required to modify or discontinue certain products or practices. Many of the states in which this segment operates have various licensing requirements and impose certain financial or other conditions in connection with these licensing requirements that may apply directly or indirectly.

Auto Finance Segment. This segment is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal TILA, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, Dodd-Frank, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. In addition, various state statutes limit the interest rates and fees that may be charged, limit the types of interest computations (e.g., interest bearing or pre-computed) and refunding processes, prohibit discriminatory practices in extending credit, impose limitations on fees and other customer related charges, impose certain restrictions on how accounts are serviced and collected, and restrict the use of consumer credit reports and other account-related information. Many of the states in which this segment operates have various licensing requirements and impose certain financial or other conditions in connection with these licensing requirements.

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

We are subject to various laws related to the privacy of consumer information, including federal laws that require periodic disclosures of our policies and practices with respect to the sharing of nonpublic customer information with our affiliates and others and the confidentiality and security of that information. We also are subject to certain state laws, including for example the California Consumer Privacy Act, that gives individuals expanded rights to access and delete personal information, opt out of certain information sharing, and receive detailed information about how their information is used and shared.  We expect that additional state-level privacy requirements will continue to be implemented in jurisdictions where our customers are located.

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

Human Capital

As of December 31, 2025, we had 576 employees, all of whom are employed within the U.S. We also engage temporary employees and consultants as needed to support our operations. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good. Our management team members, on average, have over 16 years of tenure with the Company. This experience through macro-economic cycles guides our customer centric decision making.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $6,953.4 million at December 31, 2025, from $2,724.8 million at December 31, 2024. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for 85% of our outstanding private label credit receivables as of December 31, 2025. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

We Operate in a Heavily Regulated Industry

Changes in bankruptcy, privacy or other federal or state consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect receivables, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect the ability or willingness of lenders who utilize our technology platform and related services to market credit products and services to consumers. Also, the accounting rules that apply to our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business is subject to change depending upon the changes in, and interpretation of, those rules. Some of these issues are discussed more fully below.

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

In addition, the current regulatory environment could be impacted by future legislative developments that significantly impact financial services companies like ours. For example, in February and March 2025, bipartisan legislation was introduced in both the United States Senate and House, respectively, seeking to amend the Truth in Lending Act (“TILA”) to cap credit card interest rates at 10% effective January 1, 2031. Thereafter, in January 2026, the current presidential administration proposed a 10% cap on credit card interest rates for one year. Additional bills have been introduced in Congress in 2026 that seek to cap interest rates in other ways, such as US S3721, which would amend TILA to cap interest rates on all consumer credit products at the maximum amount permitted in the state where the customer resides, and US S3793, which would extend the Military Lending Act’s 36% military annual percentage rate cap and related protections to all consumers in connection with all consumer credit products subject to only limited exceptions for residential mortgages, certain secured auto loans, and federal credit unions. Any temporary or permanent implementation of a specific interest rate cap on consumer credit cards or more broadly across all consumer credit products could have a material adverse effect on our business and operations. New laws and regulations such as these could significantly lower or eliminate the profitability of operations going forward by, among other things, reducing the amount of interest and fees we charge in connection with any financial products that are offered or otherwise available to consumers.

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

Failure to realize the expected benefits of our acquisition of Mercury could adversely affect our business and the value of our securities.

Although we expect significant benefits to result from the acquisition of Mercury, we may not actually realize any of them or realize them within the anticipated timeframe. Achieving these benefits will depend, in part, on our ability to integrate Mercury's business successfully and efficiently. The challenges involved in this integration, which will be complex and time consuming, include the following:

•	preserving customer and other important relationships of Mercury and attracting new business and operational relationships;
•	integrating financial forecasting and controls, procedures and reporting cycles;
•	consolidating and integrating corporate, information technology, finance, compliance and administrative infrastructures;
•	coordinating marketing efforts to effectively position our capabilities;
•	coordinating and integrating operations; and
•	integrating employees and related human resource systems and benefits, maintaining employee morale and retaining key employees.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to a material weakness described under Part II, Item 9A “Controls and Procedures” on our Form 10-K for the fiscal year ended December 31, 2024. Based on the successful monitoring of these remediation efforts, the Company concluded that the material weakness identified above was remediated, as disclosed in the September 30, 2025 Form 10-Q.

Remediation efforts place a significant burden on management and add increased pressure on our financial resources and processes. If we identify material weaknesses in our internal control over financial reporting in the future, our business may be harmed. Such harm may include: (i) failure to accurately report our financial results, to prevent fraud or to meet our SEC reporting obligations in a timely basis or at all; (ii) material misstatements in our consolidated financial statements and harm to our operating results and investor confidence; and (iii) a material adverse effect on the trading prices of our securities. In addition, the foregoing could subject us to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities, and result in the breach of covenants in our debt agreements, any of which could have a material adverse impact on our operations, financial condition, results of operations, liquidity and our securities’ trading prices.

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

Our existing and future levels of indebtedness could adversely affect our financial health, our ability to obtain financing in the future, our ability to react to changes in our business and our ability to fulfill our obligations under the existing indebtedness. As of December 31, 2025, we had $934.9 million of recourse indebtedness outstanding and $5,629.6 million of indebtedness outstanding under warehouse facilities and asset backed securities, all of which is non-recourse indebtedness.

Our level of indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, resulting in possible defaults on and acceleration of such indebtedness;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, acquisitions, capital expenditures and other general corporate purposes;
•	limit our ability to obtain additional financing for working capital, acquisitions, capital expenditures, debt service requirements and other general corporate purposes;
•	limit our ability to refinance indebtedness or cause the associated costs of such refinancing to increase;
•	restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, which could limit our ability to, among other things, make required payments on our debt;
•	increase our vulnerability to general adverse economic and industry conditions; and
•	place us at a competitive disadvantage compared to other companies with proportionately less debt or comparable debt at more favorable interest rates who, as a result, may be better positioned to withstand economic downturns.

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

Recently, the financial services industry has experienced rapid developments in artificial intelligence, including agentic artificial intelligence. The use of artificial intelligence models developed by third parties introduces risks related to how those models are developed, trained, and deployed, including unauthorized material in training data and limited visibility into risk mitigation steps. The legal and regulatory environment for artificial intelligence is uncertain and rapidly evolving, potentially increasing compliance costs and risks of noncompliance. We may be exposed to the risk that generative artificial intelligence models may produce incorrect outputs, release confidential information, reflect biases, or otherwise cause harm. Their complexity may make it challenging to understand all outputs and comply with documentation or explanation requirements. Any of these risks could adversely affect our business, expose us to liability or other adverse legal or regulatory consequences, or otherwise adversely affect our financial results.

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

We use models in our business, and we could be adversely affected if our design, implementation, or use of models is flawed. The use of statistical and quantitative models and other quantitatively based analyses is central to our operations. We use quantitative models to price products and services, measure risk, calculate the quantitative portion of our allowance for loan losses, assess liquidity, create financial forecasts, and otherwise conduct our business and operations. We anticipate that model-derived insights will penetrate further into our decision-making processes, and particularly our risk management efforts. While these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Additionally, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making. Some models we use employ methodologies based on artificial intelligence or machine learning. These models may have unique complexities when compared to more traditional models, such as the need for large and representative datasets for training, the increased potential for bias, and the difficulty in interpreting model decisions and implementing model adjustments. We also rely on model inputs that are provided by third parties. To the extent that any flawed models or inaccurate model outputs are used in reports to regulatory agencies or the public, we could be subjected to supervisory actions, private litigation, and other proceedings that may adversely affect our business, financial condition, and results of operations. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management, capital planning or other business or financial decisions.

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

In addition, in November 2020, California voters approved the California Privacy Rights Act of 2020 (the "CPRA") ballot initiative, which became effective on January 1, 2023. The CPRA established the California Privacy Protection Agency to implement and enforce the CCPA and CPRA. We anticipate that the CPRA and certain regulations promulgated by the California Privacy Protection Agency will apply to our business and we will work to ensure compliance with such laws and regulations by their effective dates. Other states, including but not limited to Texas, Colorado, Connecticut, Oregon, Montana, Utah and Virginia, have adopted privacy laws with similarities to the CCPA, all of which are expected to be implemented by the end of 2026.

There is an increasing focus by legislators, courts and regulators regarding the collection, use and sharing of data by websites, including the CCPA. Recent and evolving interpretations of existing state laws, including existing wiretapping laws such as the California Invasion of Privacy Act, have expanded to include the use of cookies, pixels and third-party ad-tracking technologies, and which may carry statutory penalties. This may result in potential exposure relating to our use of technology and our implementation of related safeguards.

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

In addition to the foregoing enhanced privacy and data security requirements, various federal banking regulatory agencies, and all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted privacy and data security regulations and laws requiring varying levels of consumer notification in the event of a security breach. Also, federal legislators and regulators are increasingly pursuing new guidelines, laws and regulations that, if adopted, could further restrict how we collect, use, share and secure consumer information, possibly impacting some of our current or planned business initiatives.

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

Risks Relating to an Investment in Our Securities

The prices of our securities may fluctuate significantly, and this may make it difficult for you to resell our securities when you want or at prices you find attractive. The prices of our securities on the NASDAQ Global Select Market constantly change. We expect that the market prices of our securities will continue to fluctuate. The market prices of our securities may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

●	actual or anticipated fluctuations in our operating results;
●	changes in expectations as to our future financial performance, including financial estimates and projections by Atlanticus, securities analysts and investors;
●	the overall financing environment, which is critical to our value;
●	changes in interest rates;
●	inflation and supply chain disruptions;
●	the operating and stock performance of our competitors;
●	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;
●	changes in generally accepted accounting principles in the U.S. ("GAAP"), laws, regulations or the interpretations thereof that affect our various business activities and segments;
●	general domestic or international economic, market and political conditions;
●	changes in ownership by executive officers, directors and parties related to them who control a majority of our common stock;
●	additions or departures of key personnel;
●	the annual yield from distributions on the Series B preferred stock or interest on the 2026 Senior Notes and the 2029 Senior Notes as compared to yields on other financial instruments; and
●	government reactions to epidemics and global pandemics (such as the COVID-19 pandemic).

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

The Series B preferred stock rank junior to our Series A preferred stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A preferred stock has been satisfied. The rights of holders of the Series B preferred stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A preferred stock and any future series or class of preferred stock we may issue that ranks senior to the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of December 31, 2025, we had outstanding 400,000 shares of Series A preferred stock and 3,584,131 shares of Series B preferred stock. As of December 31, 2025, we could issue up to 6,015,869 additional shares of preferred stock.

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

We may issue additional shares of the Series B preferred stock and additional series of preferred stock that rank on a parity with the Series B preferred stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B preferred stock and additional series of preferred stock that would rank on a parity with the Series B preferred stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B preferred stock without any vote of the holders of the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of December 31, 2025, we had outstanding 400,000 shares of Series A preferred stock and 3,584,131 shares of Series B preferred stock. As of December 31, 2025, we could issue up to 6,015,869 additional shares of preferred stock. The issuance of additional shares of Series B preferred stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B preferred stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B preferred stock if we do not have sufficient funds to pay dividends on all Series B preferred stock outstanding and other classes of stock with equal priority with respect to dividends.

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

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business. The indenture that governs the 2030 Senior Notes contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

●	incur more debt;
●	issue preferred stock;
●	pay dividends or make distributions in respect of capital stock, or purchase or redeem capital stock;
●	make certain investments;
●	create liens;
●	transfer or sell assets;
●	merge or consolidate; and
●	enter into transactions with our affiliates.

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

We currently lease 99,257 square feet of office space in Atlanta, Georgia for our executive offices and the primary operations of our CaaS segment. We have sub-leased 3,100 square feet of this office space. Our Auto Finance segment principally operates from 2,670 square feet of leased office space in Lake Mary, Florida, with additional offices and branch locations in various states and territories. As part of our recent acquisition of Mercury, we assumed two separate operating leases for offices in Wilmington, Delaware and Austin, Texas. The leases cover approximately 30,000 square feet. We believe that our facilities are suitable to our business and that we will be able to lease or purchase additional facilities as our needs, if any, require.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. There are currently no pending legal proceedings that are expected to be material to us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol "ATLC." As of February 20, 2026, there were 250 record holders of our common stock, which does not include persons whose stock is held in nominee or "street name" accounts through brokers, banks and intermediaries.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
October 1 - October 31	220,404	$54.49	220,220	1,680,957
November 1 - November 30	541	$51.70	—	1,680,957
December 1 - December 31	73,375	$59.21	73,337	1,607,620
Total	294,320	$55.66	293,557	1,607,620

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 465 such shares returned to us during the three months ended December 31, 2025.
(2)	Because withholding stock repurchases related to stock option exercise prices are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of stock option exercise prices on exercised grants. There were 298 such shares returned to us during the three months ended December 31, 2025.
(3)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2024, we are authorized to repurchase 2,000,000 shares of our common stock through June 30, 2026.

The following table sets forth information with respect to our repurchases of Series B Preferred Stock during the three months ended December 31, 2025.

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

On September 11, 2025, the Company closed the acquisition of all outstanding equity interests of Mercury, a leading data- and tech-centric credit card platform utilized by bank partners to provide credit cards to near-prime consumers in the U.S. The acquisition aligns with Atlanticus’ strategic objective to expand its consumer credit offerings and increase scale within its credit card operations. At the closing, Mercury became a wholly owned subsidiary of Atlanticus. The acquisition of Mercury adds an established top 25 credit card program to the suite of programs that Atlanticus manages on behalf of bank partners. Mercury’s credit card offerings, including Mercury-branded and co-branded programs, complement Atlanticus’ general purpose credit card, retail credit, patient financing, and dealer solutions products.

The total purchase consideration was approximately $166.5 million in cash. In addition to the purchase consideration, the seller has the opportunity under the purchase agreement to receive earn out payments for up to three years following the closing of the acquisition in an amount equal to 75% of the amount by which the charge-offs of Mercury’s acquired receivables are less than agreed-upon charge-off levels over a limited period of time. We have determined the contingent consideration meets the definition of a derivative instrument under Accounting Standards Codification ("ASC") 815. We have recorded the derivative at fair value calculated using internally-developed estimates. These estimates on performance of the acquired portfolio include expected credit losses, payment rates, servicing costs, discount rates and yields earned on our general purpose credit card receivables. See Note 7, "Fair Values of Assets and Liabilities" for more information. As a result of the acquisition, the Company added approximately $3.2 billion in gross credit card receivables and increased the number of customers served on behalf of our bank partners by 1.3 million. These receivables have been included with our existing general purpose credit card receivables in our reported results of operations and other discussions below.

Credit as a Service Segment

Currently, within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing $50 billion in consumer loans over more than 30 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. General purpose credit cards use the Aspire, Imagine, Mercury and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers.

Using our infrastructure and technology, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also, through our CaaS segment, we engage in testing and limited investment in consumer technology platforms as we seek to capitalize on our expertise and infrastructure. Additionally, we report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with notes receivable and equity investments previously made in consumer technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded and the carrying value of our investment in these companies is not material. One of these companies, Fintiv Inc., has sued Apple, Inc., and Walmart, Inc. for patent infringement. Fintiv Inc. has approximately 150 patents related to secure money transfer on computer and mobile devices. The transaction volume in these areas has increased dramatically over the last five years. If Fintiv Inc. is successful in the patent litigation, there could be large exposure, including treble damages for these companies. The claimed losses sustained by this patent infringement are substantial and could be measured in the billions of dollars. We believe on a diluted basis that we will own over 10% of the company. Apple has vigorously contested the claims, and we expect it to continue doing so. In light of the uncertainty around these lawsuits, we will continue to carry these investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

All finance charges, fees and merchant fees are recognized into earnings through our Consumer loans, including past due fees (consisting of interest income, including finance charges, late payment fees on loans and merchant fees), Fees and related income on earning assets (consisting of annual or monthly maintenance fees, cash advance fees, and other fees directly associated with the extension of credit) and Other revenue (consisting of servicing income, service charges and other customer related fees), on our consolidated statements of income when they are billed to consumers or, in the case of merchant fees, upon completion of our services, which coincides with the funding of the loan by our bank partners. We value these loans and fee receivables within Changes in fair value of loans on our consolidated statements of income to reflect our best estimate of ongoing economics and cash flows associated with existing consumer accounts including future estimates of finance and fee billings and consumer payment rates typical of the assumptions a market participant would use to calculate fair value.

Our credit and other operations are heavily regulated, potentially causing us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See "Consumer and Debtor Protection Laws and Regulations—CaaS Segment" above and "We operate in a heavily regulated industry" in Part I, Item 1A, "Risk Factors" contained in this Report.

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

General Purpose Credit Cards

We work closely with our bank partners to assist them in creating general purpose credit card offers. These offers have varying lines of credit ranging from $750 to $5,500, annual percentage rates (“APRs”) ranging from 19.99% to 36%, annual fees ranging from $0 to $175 and monthly maintenance fees ranging from $0 to $15. Working collaboratively with our bank partners, each offer our bank partners extend to a consumer is tailored based on the consumer’s individual risk profile. These offers include finance and fee structures designed to provide us with an adequate return on invested capital upon acquisition of any associated receivable. As a result, at the time an offer is extended to a consumer, the offer reflects market value and, when combined with other pooled receivables that have similar characteristics, would result in earnings associated with any upfront fees (such as annual or monthly maintenance fees) on the date of acquisition, net of any fair value assessment that may value the receivables at less than the gross amount of the receivable.

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

Auto Finance Segment

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2025, our CAR operations served over 700 dealers in 33 states and two U.S. territories. The core operations continue to achieve profitability and generate positive cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

	For the Year Ended December 31,		Increases (Decreases)
(In Thousands)	2025	2024	from 2024 to 2025
Total operating revenue and other income	$1,968,360	$1,309,955	$658,405
Other non-operating income	39	1,489	(1,450)
Interest expense	(301,903)	(160,173)	141,730
Provision for credit losses	(6,235)	(16,368)	(10,133)
Changes in fair value of loans at fair value	(1,103,055)	(733,471)	369,584
Net margin	557,206	401,432	155,774
Operating expenses:
Salaries and benefits	(69,572)	(50,143)	19,429
Card and loan servicing	(160,846)	(118,400)	42,446
Marketing and solicitation	(113,265)	(56,186)	57,079
Depreciation and amortization	(5,808)	(2,715)	3,093
Other	(48,002)	(35,411)	12,591
Total operating expenses:	(397,493)	(262,855)	134,638

Net income	$120,609	$110,106	$10,503
Net loss attributable to noncontrolling interests	1,595	1,190	405
Net income attributable to controlling interests	$122,204	$111,296	$10,908
Net income attributable to common shareholders	$111,796	$87,368	$24,428

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Total operating revenue and other income. Total operating revenue and other income consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) interchange and servicing income on loan portfolios and other customer related fees.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased to $6,953.4 million as of December 31, 2025, from $2,724.8 million as of December 31, 2024. Growth in these receivables includes general purpose credit card receivables associated with our acquisition, and subsequent growth of Mercury, which added $3,214.0 million in receivables as of December 31, 2025 and contributed $309.0 million to Total operating revenue and other income for the period ending December 31, 2025. Excluding the receivables acquired pursuant to this acquisition, receivables were $3,739.4 million as of December 31, 2025. We experienced growth in total operating revenues and other income for both our general purpose credit card and our private label credit receivables for the year ended December 31, 2025, when compared to the same period in 2024. These increases were primarily due to quarterly growth in both new credit card and private label customers serviced, the total active accounts of which increased by over 1.0 million as of December 31, 2025 when compared to December 31, 2024 (excluding those serviced accounts added as part of our acquisition of Mercury) and also due to the recognition of merchant fees associated with new private label receivable acquisitions, which increased $52.8 million for the year ended December 31, 2025, from the same period in 2024. For our general purpose credit card receivables, we experienced strong growth in finance and fee income (increasing $558.2 million for the year ended December 31, 2025 compared to the same period in 2024) resulting from the above noted growth in the acquisition of receivables and our acquisition of Mercury.

The relative mix of receivable acquisitions can lead to some variation in our corresponding revenue as general purpose credit card receivables typically generate higher gross yields than private label credit receivables do. We experienced period-over-period increases in private label credit and general purpose credit card receivables. During 2024 and 2025, we experienced higher growth rates for our private label credit receivables than for our general purpose credit card receivables. While the products are designed to provide for similar net returns, private label credit receivables typically generate lower gross yields and lower gross losses than our general purpose credit card receivables. As our private label credit receivables growth is typically strongest during the second and third quarters of each year, we expect seasonal contraction in receivable acquisitions for that portfolio in other quarters. Growth in our general purpose credit card receivables is expected to continue throughout 2026 and to outpace growth in our private label credit receivables as we continue to expand our marketing efforts. We currently expect our private label credit receivable balance to increase modestly in 2026 as volumes of receivables acquisitions, for which we have limited loss exposure due to agreements with retail partners, are expected to slow. Additionally, as part of our acquisition of Mercury, we are currently enacting a number of product, policy and pricing changes on the newly acquired portfolio of general purpose credit card receivables. We expect these changes to result in increased yield for this portfolio and result in additions to our Total operating revenue and other income in 2026 and beyond. Certain of the product, policy and pricing changes, and their impact on the acquisition of new receivables, will take several quarters to be fully realized.

Future periods’ growth is dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and the level of marketing investment for the general purpose credit card operations. Other revenue on our consolidated statements of income consists of servicing income, service charges and other customer related fees. Growth in customer related fees was largely due to the use of new marketing channels which increased customer engagement with these products. When coupled with increases in interchange revenues, which are largely impacted by growth in our receivables, this resulted in an increase in this category of revenues for the year ended December 31, 2025, when compared to the same period in 2024. See Note 3, "Significant Accounting Policies and Consolidated Financial Statement Components" to our consolidated financial statements for additional information related to this revenue from contracts with customers. Interchange fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. Additionally, we receive network incentives for credit card transactions, associated with accounts we service, processed through interchange networks. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. The above discussions on expectations for finance, fee and other income are based on our current expectations.

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

Interest expense. Variations in interest expense are due to new borrowings and increased costs of capital associated with growth in private label credit, general purpose credit card receivables, and CAR operations as evidenced within Note 11, "Notes Payable," to our consolidated financial statements, as well as the addition of Mercury and its associated collateralized borrowings. This growth was offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform (including those associated with the Mercury acquisition) increased to $5,788.6 million as of December 31, 2025, from $2,157.8 million as of December 31, 2024. This growth, period over period, included notes payable associated with our Mercury acquisition of $2,847.9 million as of December 31, 2025. Interest expense increased $141.7 million for the year ended December 31, 2025, when compared to the year ended December 31, 2024. The majority of this increase in interest expense relates to the addition of multiple credit facilities in 2024 and 2025 associated with growth in our card and loan receivables, coupled with the issuances of 9.25% Senior Notes due 2029 (the "2029 Senior Notes") and our issuance of $400.0 million aggregate principal amount of 9.750% Senior Notes due 2030 (the "2030 Senior Notes"). Recent increases in the effective interest rates on debt have increased our interest expense as we have raised additional capital (or replaced existing facilities) over the last two years. We anticipate additional debt financing over the next few quarters as we continue to grow our receivables. As such, and when coupled with the interest expense associated with the acquired Mercury debt facilities, we expect our quarterly interest expense to increase compared to prior periods throughout 2026.

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

We have experienced a period-over-period decrease of $10.1 million in our provision for credit losses (when comparing the year ended December 31, 2025 to the same period in 2024) as losses decreased between periods while estimates for our receivables future losses have remained consistent with no significant changes in receivable balances. Most risk of loss in our Auto Finance segment is widely diversified with consumer auto loans across the U.S. Floorplan loans offered to dealers to finance auto inventory increase our exposure to loss not only for the amount of a floorplan loan but also for specific dealer related consumer loans. We take several steps to mitigate this risk including holding title to the underlying collateral, ongoing reassessments of collateral value and regular audits at participating dealer locations. Nevertheless, the timing of losses is difficult to predict. Stress, first noted at some dealer locations was incorporated into our loss estimates for floorplan and consumer loans and resulted in increased provisions for credit losses during 2024. With those increased loss rates already incorporated in our current allowance for credit losses, we do not expect to see increases in year over year amounts absent significant growth in the associated receivables. See Note 3, "Significant Accounting Policies and Consolidated Financial Statement Components," to our consolidated financial statements for further credit quality statistics and analysis.

Changes in fair value of loans. We experienced losses in our total Changes in fair value of loans of $1,103.0 million for the year ended December 31, 2025. This compares to losses of $733.5 million for the year ended December 31, 2024. Changes in fair value of loans includes 1) current period principal and finance charge-offs of fair value receivables, 2) the normal accretion (or amortization) of fair value related to prior period finance charges and fees less than (or in excess of) the contractual amounts billed, which is recognized in revenue during the period, and offset by gains typically recognized in current period earnings as the fair value of finance charges and fees is greater than the contractual amounts billed during a period, 3) losses on acquisitions of our private label credit receivables and 4) the impact of changes in the fair value assumptions underlying receivables at the end of the measurement period. The increase in losses in Changes in fair value of loans for the year ended December 31, 2025 when compared to the year ended December 31, 2024, was largely due to a decrease in the net positive impacts of Changes in fair value of loans at fair value, included in earnings, which offset charge-offs incurred during the period. These impacts totaled $(48.0) million for the year ended December 31, 2025, compared to $129.8 million for the year ended December 31, 2024. Results impacting the $(48.0) million and $129.8 million in Changes in fair value of loans at fair value, included in earnings for the years ended December 31, 2025 and 2024, respectively, are as follows: 1) net gains of $136.6 million for the year ended December 31, 2025, associated with the normal (net) accretion of fair value related to finance charges and fees, which is recognized in revenue during the period, and gains typically recognized in earnings as the fair value of certain finance charges and fees is greater than the contractual amounts billed during a period (compared to $114.5 million of such gains for the year ended December 31, 2024, respectively), 2) net losses of $176.0 million for the year ended December 31, 2025, respectively, on the acquisition of private label credit receivables, which often have below market pricing and for which we often receive merchant fees which ensure we earn adequate returns (compared to $161.6 million of such losses for the year ended December 31, 2024, respectively) and 3) net losses of $8.6 million (compared to $176.9 million of such increase for the year ended December 31, 2024) related to unfavorable changes for the year ended December 31, 2025 but favorable changes for the year ended December 31, 2024, in fair value assumptions. These unfavorable assumption changes year-over-year were largely due to a marginal decline in the fair value associated with our general purpose credit card receivables, largely due to significant increases in new customers served added in the third and fourth quarters of 2025, which tend to have lower initial fair values until the associated receivables have seasoned through peak charge off periods. Additionally, during 2025 we continued to have significant increases in retail and general purpose credit card receivables acquired, which tend to have a lower fair values on the date of acquisition than those that have matured past peak charge off periods. This unfavorable change was offset by improvements in the underlying performance in the form of generally lower delinquencies and higher net returns. Adding to this decline in Changes in fair value of loans were slight increases in principal and finance charge-offs (net of recoveries), which totaled $1,055.0 million for the year ended December 31, 2025 compared to $863.3 million for the year ended December 31, 2024. These charge-offs increased period over period primarily due to increases in our period end managed receivables although the increase was offset due to the improved performance in both our private label credit and general purpose credit card delinquencies rates over the past several quarters as well as changes to our relative mix of receivables that include significant increases in the acquisition of private label credit receivables for which we have limited loss exposure due to agreements with retail partners (see additional discussion related to delinquencies and charge-offs below).

For all periods presented, we included asset performance degradation in our forecasts to reflect both changes in assumed asset level economics and the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that current trends would suggest. In recent periods we have removed some of this expected degradation based on observed asset stabilization and an improved inflation environment. See Note 7 "Fair Values of Assets and Liabilities" to our consolidated financial statements included herein for further discussion of our fair value calculation. We may, however, adjust our forecasts to reflect observed macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. We expect to see overall improvements in the measured fair value of our portfolios of acquired receivables although growth rates of our portfolios may impact the timing of these improvements as receivables associated with newer serviced customers tend to have lower associated fair values until they have seasoned through peak charge off periods. As part of our analysis to determine the fair value of our receivables, we look at several key factors that influence the overall fair value. Additionally, receivables acquired as part of our acquisition of Mercury were initially valued at a lower fair value than our existing portfolio of credit card receivables. We are currently enacting a number of product, policy and pricing changes on the Mercury portfolio of general purpose credit card receivables. Once implemented, we would expect to see continued improvement in the fair value of these receivables. Qualitative discussion of these factors is as follows:

Gross yield, net of finance charge charge-offs – We utilize gross yield, net of finance charge charge-offs in our fair value assessments to best reflect the expected net collected yield on fee billings on our receivables. As the size and composition of our portfolio fluctuates, or as we experience periods of growth or decline in our acquisition of new receivables, this rate can fluctuate. We have experienced marginal declines in our weighted-average, Gross yield, net of finance charge charge-offs rate used in our fair value calculations of our private label credit receivables as of December 31, 2025, when compared to rates used as of December 31, 2024 largely due to a shift in the overall portfolio mix towards private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. Largely offsetting this decline, our general purpose credit card receivables experienced an increase in this same rate for the noted periods due to changes in the mix of receivables acquired towards higher yielding assets which partially offset the net $(48.0) million of net loss noted above for the year ended December 31, 2025. This shift in our mix of acquired receivables will continue to positively impact both newly acquired and existing private label credit receivables and general purpose credit card receivables throughout 2026. We expect our gross yield, net of finance charge charge-offs rate to increase over time although the pace and timing of purchases for new general purpose credit card receivables, relative to those of private label credit receivables, could result in near term declines in this rate. The acquisition of private label credit receivables, particularly those noted above, is largely seasonal in nature, peaking in the second and third quarters of each year. As a result, we would expect this weighted average rate to decrease in those periods (as was noted during the second and third quarter of 2025) absent the offset of our higher yielding general purpose credit card receivables acquired during the same period. While our bank partners have enacted some product, policy, and pricing changes on our portfolio of receivables associated with our acquisition of Mercury, some of these changes have not yet been fully implemented and will take several quarters to be fully realized.

Payment Rate – Our total portfolio payment rate has declined marginally over time largely due to the increased relative weight of acquisitions of private label credit receivables to our overall pool of receivables and did not contribute meaningfully to shifts in the fair value of receivables noted above. While the addition of receivables associated with the Mercury acquisition muted this decline in 2025, private label credit receivables tend to include less finance and fee billings that factor into monthly payment amounts (due to associated merchant fee billings that provide us adequate returns on the receivables) and have payment terms that extend over longer periods. As a result, payment rates on private label credit receivables are naturally lower than those associated with our general purpose credit card receivables. This was particularly influenced by strong growth in the aforementioned private label credit receivables acquired during the second and third quarters of 2024 and 2025 that have limited loss exposure and tend to have longer associated terms and lower effective payment rates. This decline in payment rates is not evident in our credit card portfolio, which has maintained relatively stable payment rates for all periods in 2025 and 2024.

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

Expected Net Principal Credit Loss Rate – Our Expected net principal credit loss rate is chiefly impacted by the relative makeup of receivables within our pools rather than changes in expected performance of those underlying pools. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners, particularly in the second and third quarters of 2024 and 2025, our Expected net principal credit loss rate has decreased. Offsetting this, while expected net principal credit loss rates associated with our general purpose credit card receivables have shown continued overall improvements as evidenced by delinquency rates period-over-period, recent strong growth in this portfolio of receivables associated with newer serviced accounts has resulted in an overall increase to our Expected Net Principal Credit Loss Rate as these receivables associated with newer accounts have not seasoned and continue to make up a larger percentage of the overall receivables portfolio. With growth in the acquisition of our general purpose credit receivables with slightly higher loss rates expected to exceed those associated with private label credit, particularly those noted above with limited loss exposure, we expect this weighted average rate to increase marginally over the next several quarters. This decline in the Expected Net Principal Credit Loss Rate is included as a component of the net $(48.0) million loss in Changes in fair value of loans at fair value noted above.

Discount Rate – Our weighted average discount rate has remained relatively consistent over the past several quarters. Primarily impacting modest changes in our weighted average discount rate are mix shifts in the type of receivables acquired, as different receivable types (general purpose credit card receivables versus private label credit receivables) have different expected return requirements used by third-party market participants. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners that reimburse us for credit losses, we would expect our weighted average discount rate to decrease marginally as these receivables have appropriately lower expected return requirements. Offsetting this expected decline is continued growth in our general purpose credit receivables which tend to have slightly higher return requirements. While changes in this mix do impact the weighted average discount rate, they do not have a direct impact on the calculation of fair value for our individual pools. We consider asset specific financing costs associated with our receivables (coupled with our internal cost of equity capital in agreements that require credit enhancements) as the best indicator of return requirements used by third-party market participants. If the Federal Reserve continues to decrease interest rates or we observe a corresponding consistent decrease in return requirements used by third-party market participants, we may further reduce our weighted average discount rate.

Total operating expenses. Total operating expenses variances for the year ended December 31, 2025, relative to the year ended December 31, 2024, reflect the following:

•	increases in salaries and benefit costs related to both the growth in the number of employees, including those added as part of our acquisition of Mercury, and increases in related compensation. Subsequent to our acquisition of Mercury, we eliminated certain redundant positions, which resulted in termination costs of approximately $4.3 million for the year ended December 31, 2025. We expect continued increase in salaries and benefits for 2026 compared to comparable periods in 2025 due to this acquired workforce;
•	increases in card and loan servicing expenses for the year ended December 31, 2025, when compared to the same period in 2024 due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew to $6,953.4 million outstanding from $2,724.8 million outstanding at December 31, 2025 and December 31, 2024, respectively, and costs associated with the implementation of product, policy, and pricing changes discussed above. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow in 2026 commensurate with growth in our receivables;
•	increases in marketing and solicitation costs for the year ended December 31, 2025, when compared to the same period in 2024, primarily due to quarterly growth in both new credit card and private label customers serviced, the total accounts of which increased over 2.3 million as of December 31, 2025 when compared to December 31, 2024 (including approximately 1.3 million serviced accounts added as part of the Mercury acquisition). These increases in marketing and solicitation costs are a direct result of the increased costs associated with assisting our bank partners to acquire new consumers. As we continue to adjust our underwriting standards to reflect changes in fee and finance assumptions on new receivables, continue to expand under our newly acquired Mercury brand and allow for overall increases in the cost to successfully market to consumers, we expect period over period marketing costs for 2025 to increase relative to those experienced in 2024, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and
•	increases in other expenses for the year ended December 31, 2025, when compared to the same period in 2024, primarily related to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including occupancy, legal and travel expenses can be variable based on growth and have grown as we expand our marketing and growth efforts. Increases in this category for the year ended December 31, 2025, when compared to the same period in 2024 primarily relate to ongoing increased costs associated with accounting and legal expenses as well as certain transaction costs associated with our Mercury acquisition. These increased costs are offset by certain nonrecurring costs in these categories experienced in the first quarter of 2024. While we expect some continued increase in these associated costs as we continue to grow our receivable portfolios, we do not anticipate the increase to be meaningful.

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

As many expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect certain expenses to continue to grow in 2026 commensurate with growth in our receivables balances. These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. Unknown ongoing potential impacts related to potential inflation and other global disruptions could result in more variability in these expenses and could impair our ability to acquire new receivables, resulting in increased costs despite our efforts to manage costs effectively.

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our consolidated statements of income. In November 2019, a wholly owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carried a 16% preferred return paid quarterly. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. During the year ended December 31, 2024, we redeemed 50.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In March 2025, we redeemed the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In periods where present, we include the Class B preferred units as temporary noncontrolling interests on the consolidated balance sheets and the associated dividends are included as a reduction of our net income attributable to common shareholders on the consolidated statements of income.

Income Taxes. We experienced effective income tax rates of 24.2% and 20.4% for the years ended December 31, 2025, and December 31, 2024, respectively. Our effective income tax rate for the year ended December 31, 2025, is above the statutory rate principally due to our expenses for (1) state income taxes, including the effects of law changes enacted in the year ended December 31, 2025, in certain states in which we operate and (2) taxes on global intangible low-taxed income.  Offsetting the foregoing items were the tax effects of deductions associated with (1) exercises of stock options and vestings of restricted stock at the times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) amounts characterized in our condensed consolidated financial statements as dividends on preferred stock (which was outstanding until its redemption in the first quarter of 2025), such amounts which constituted deductible interest expense on debt for tax purposes. Our effective income tax rate for the year ended December 31, 2024, is below the statutory rate principally due to the tax effects of deductions associated with (1) amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituted which deductible interest expense on debt for tax purposes and (2) a loss related to our unrecovered investment in a foreign subsidiary which ceased operations during the year and with respect to which we had used “permanently reinvested earnings” accounting in our consolidated financial statements.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of income. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. We recognized $0.2 million and $0.6 million in potential interest associated with uncertain tax positions during the years ended December 31, 2025, and December 31, 2024, respectively.

Recent Tax Law Changes and Accounting Pronouncements

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. OBBBA includes significant changes to existing U.S. federal and international tax provisions, none of which, however, resulted in material changes to our reported effective income tax rates for 2025 and 2024.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("Topic 740"). Topic 740 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in their rate reconciliations, (ii) income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (iii) income tax expense or benefit from continuing operations (separately by federal, state and local, and foreign jurisdictions). Among other changes, Topic 740 also requires entities to disclose their income tax payments to federal, state and local, and foreign jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024. We adopted ASU 2023-09 for the year ended December 31, 2025, and elected to apply the standard retrospectively to all periods presented. Adoption of this standard did not have a material effect on our consolidated financial statements, but it did result in additional income tax disclosures within Note 13 "Income Taxes" to our consolidated financial statements.

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

The following discussion of our managed receivables includes the aforementioned acquisition of Mercury and its portfolio of approximately $3,214.0 million (as of December 31, 2025) in general purpose credit card receivables. As we acquired the receivables on September 11, 2025, the financial impact of the acquisition on the quarter is limited to fees, billings and expenses subsequent to that date, however the receivables acquired are included in the denominator of the ratios calculated below.

Below is the reconciliation of Loans at fair value to Total managed receivables:

	At or for the Three Months Ended
	2025				2024
(in Millions)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Loans at fair value	$6,647.9	$6,350.0	$3,004.7	$2,668.5	$2,630.3	$2,511.6	$2,277.4	$2,150.6
Fair value mark against receivable (1)	305.5	250.1	41.8	37.8	94.5	142.5	137.7	167.5
Total managed receivables (2)	$6,953.4	$6,600.1	$3,046.5	$2,706.3	$2,724.8	$2,654.1	$2,415.1	$2,318.1
Fair value to Total managed receivables ratio (3)	95.6%	96.2%	98.6%	98.6%	96.5%	94.6%	94.3%	92.8%

(1) The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 7, "Fair Values of Assets and Liabilities" to our consolidated financial statements included herein for further discussion of assumptions underlying this calculation.

(2) Total managed receivables are equal to the Aggregate unpaid gross balance of loans carried at fair value. See Note 7, "Fair Value of Assets and Liabilities" to our consolidated financial statements included herein for further discussion of the Aggregate unpaid gross balance of loans carried at fair value.

(3) The Fair value to Total managed receivables ratio is calculated using Loans at fair value as the numerator, and Total managed receivables as the denominator.

As discussed above, our managed receivables data differ in certain aspects from our GAAP data. First, managed receivables data include the undiscounted contractual amounts due on the underlying consumer receivable plus fee billings (including fees and finance charges), less actual charge-offs. Second, managed receivables data is also based on actual charge-offs as they occur and without regard to any merchant fees or changes in fair value of loans. Third, for managed receivables data, we amortize certain fees (such as annual and merchant fees) and expenses (such as marketing expenses) associated with our Fair Value Receivables over the expected life of the corresponding receivable and recognize other costs, such as claims made under credit deferral programs, when paid. Under fair value accounting, these fees are recognized when billed or in the case of merchant fees, are recognized when the merchant confirms the transaction with us, which fulfills the terms of the associated merchant and marketing expenses are recognized when incurred.

A reconciliation of our operating revenues and other income, net of finance and fee charge-offs, to comparable amounts used in our calculation of Total managed yield ratios is as follows:

	At or for the Three Months Ended
	2025				2024
(in Millions)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Consumer loans, including past due fees	$528.7	$331.7	$267.2	$238.5	$242.1	$245.3	$232.1	$220.0
Fees and related income on earning assets	155.8	122.5	94.3	78.3	83.8	78.5	59.5	47.9
Other revenue	39.5	30.4	23.0	18.7	17.5	16.8	13.6	11.7
Total operating revenue and other income - CaaS Segment	724.0	484.6	384.5	335.5	343.4	340.6	305.2	279.6
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(6.1)	(16.0)	(26.6)	0.1	0.7	(15.1)	(12.6)	4.0
Adjustments due to acceleration of annual fees recognition under fair value accounting	(8.3)	(24.4)	(8.8)	(4.2)	(10.5)	(8.0)	1.1	10.1
Removal of finance charge-offs	(114.1)	(78.8)	(68.2)	(70.0)	(64.9)	(60.6)	(62.9)	(63.7)
Total managed yield	$595.5	$365.4	$280.9	$261.4	$268.7	$256.9	$230.8	$230.0

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2025				2024
(in Millions)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Charge-offs on loans at fair value	$377.9	$231.8	$211.8	$233.5	$213.1	$201.5	$217.0	$231.7
Finance charge-offs (1)	(114.1)	(78.8)	(68.2)	(70.0)	(64.9)	(60.6)	(62.9)	(63.7)
Combined principal net charge-offs	$263.8	$153.0	$143.6	$163.5	$148.2	$140.9	$154.1	$168.0

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

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2025
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$6,953,445		$6,600,135		$3,046,477		$2,706,264
30-59 days past due	$206,249	3.0%	$179,339	2.7%	$100,472	3.3%	$89,132	3.3%
60-89 days past due	$188,321	2.7%	$158,201	2.4%	$85,611	2.8%	$84,559	3.1%
90 or more days past due	$445,475	6.4%	$374,650	5.7%	$210,925	6.9%	$233,205	8.6%
Average managed receivables	$6,776,790		$4,823,306		$2,876,371		$2,715,523
Total managed yield ratio, annualized (1)	35.1%		30.3%		39.1%		38.5%
Combined principal net charge-off ratio, annualized (2)	15.6%		12.7%		20.0%		24.1%
Interest expense ratio, annualized (3)	7.4%		6.2%		7.4%		6.9%
Net interest margin ratio, annualized (4)	12.1%		11.4%		11.7%		7.5%

	At or for the Three Months Ended
	2024
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,724,782		$2,654,112		$2,415,092		$2,318,104
30-59 days past due	$104,022	3.8%	$106,303	4.0%	$99,620	4.1%	$94,389	4.1%
60-89 days past due	$97,953	3.6%	$96,673	3.6%	$88,544	3.7%	$87,761	3.8%
90 or more days past due	$253,511	9.3%	$227,418	8.6%	$218,215	9.0%	$243,830	10.5%
Average managed receivables	$2,689,447		$2,534,602		$2,366,598		$2,364,680
Total managed yield ratio, annualized (1)	40.0%		40.5%		39.0%		38.9%
Combined principal net charge-off ratio, annualized (2)	22.0%		22.2%		26.0%		28.4%
Interest expense ratio, annualized (3)	6.5%		6.6%		6.3%		5.8%
Net interest margin ratio, annualized (4)	11.5%		11.7%		6.7%		4.7%

(1) The Total managed yield ratio, annualized is calculated using the annualized total managed yield as the numerator and period-end average managed receivables as the denominator.

(2) The Combined principal net charge-off ratio, annualized is calculated using the annualized combined principal net charge-offs as the numerator and period-end average managed receivables as the denominator.

(3) Interest expense ratio, annualized is calculated using the annualized interest expense associated with the CaaS segment (See Note 4, "Segment Reporting" to our consolidated financial statements) as the numerator and period-end average managed receivables as the denominator.

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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2025
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,856,811		$1,725,708		$1,524,399		$1,253,215
30-59 days past due	$37,727	2.0%	$30,336	1.8%	$29,981	2.0%	$27,166	2.2%
60-89 days past due	$33,588	1.8%	$25,988	1.5%	$23,745	1.6%	$23,938	1.9%
90 or more days past due	$74,940	4.0%	$62,066	3.6%	$58,146	3.8%	$67,414	5.4%
Average APR	9.6%		9.4%		10.3%		11.9%
Receivables purchased during period	$413,988		$436,711		$506,738		$265,360

	Private Label Credit - At or for the Three Months Ended
	2024
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,231,750		$1,205,714		$1,013,529		$907,367
30-59 days past due	$33,664	2.7%	$34,658	2.9%	$36,477	3.6%	$32,209	3.5%
60-89 days past due	$29,297	2.4%	$30,216	2.5%	$29,766	2.9%	$27,094	3.0%
90 or more days past due	$75,294	6.1%	$70,190	5.8%	$67,368	6.6%	$74,414	8.2%
Average APR	12.9%		13.3%		15.8%		17.1%
Receivables purchased during period	$241,442		$396,900		$316,304		$191,106

	General Purpose Credit Card - At or for the Three Months Ended
	2025
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$5,096,634		$4,874,427		$1,522,078		$1,453,049
30-59 days past due	$168,522	3.3%	$149,003	3.1%	$70,490	4.6%	$61,966	4.3%
60-89 days past due	$154,733	3.0%	$132,214	2.7%	$61,866	4.1%	$60,621	4.2%
90 or more days past due	$370,535	7.3%	$312,584	6.4%	$152,779	10.0%	$165,791	11.4%
Average APR	28.2%		28.7%		29.4%		28.7%
Receivables purchased during period	$1,347,982		$701,557		$442,957		$347,550

	General Purpose Credit Card - At or for the Three Months Ended
	2024
	Dec. 31		Sep. 30		Jun. 30		Mar. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,493,032		$1,448,060		$1,401,168		$1,410,281
30-59 days past due	$70,358	4.7%	$71,645	4.9%	$63,141	4.5%	$62,173	4.4%
60-89 days past due	$68,656	4.6%	$66,454	4.6%	$58,777	4.2%	$60,664	4.3%
90 or more days past due	$178,216	11.9%	$157,222	10.9%	$150,839	10.8%	$169,402	12.0%
Average APR	28.6%		28.9%		27.4%		27.1%
Receivables purchased during period	$370,269		$373,231		$360,425		$342,834

The following discussion relates to the tables above.

Managed receivables levels. We continue to experience overall period-over-period quarterly receivables growth with over $4,228.7 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners between December 31, 2025 and December 31, 2024. The increased purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $625.1 million in the twelve months ended December 31, 2025 primarily related to seasonal expansion with one of our retail partners. The seasonal expansion with this retail partner tends to peak in the second and third quarters of each year. Our general purpose credit card receivables grew by $3,603.6 million during the twelve months ended December 31, 2025. This increase included receivables added as part of the Mercury acquisition which totaled $3,214.0 million as of December 31, 2025. Some of our larger merchant partners have expanded their relationships with us and our bank partner, which resulted in an increased flow of acquired receivables. While we currently expect continued period-over-period quarterly growth in our general purpose credit card receivables, we expect purchases associated with the above mentioned retail partner to moderate, resulting in modest increases in expected period over period retail receivables. Growth in future periods receivables is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partners, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for 85% of our private label credit receivables outstanding as of December 31, 2025. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns and growth (or contraction) within merchant retail locations. Further impacting receivable purchase amounts in a period are consumer application volumes that retail partners may direct to our bank partners versus competitors who offer similar financing products to those retail merchant partners. See Note 12, "Commitments and Contingencies," to our consolidated financial statements included herein for further discussion of these concentrations.

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

Increases in delinquencies in the first and second quarters of 2024 in our private label credit receivables were largely due to a mix shift in receivables acquired to certain receivables that have higher observed delinquencies and higher associated yields. Late in the second quarter of 2024 and early in the third quarter of 2024, we additionally acquired receivables that have higher observed delinquencies, but for which we have limited loss exposure due to agreements with retail partners. As a result of these limited loss exposures, these receivables are not included in our delinquency rates for private label credit receivables. Delinquency rates for our general purpose credit card receivables were higher in the first quarter of 2024 due to both a reduction in the growth of our managed receivables and accounts that were enrolled in short-term payment deferrals, due to hardship claims resulting from COVID-19. Receivables enrolled in these short-term payment deferrals continued to accrue interest and their delinquency status did not change through their respective deferment periods. The remainder of these accounts were removed from hardship status with the end of the COVID-19 national and public health emergencies in May 2023. While these accounts resulted in higher than normal reported delinquency rates for the first quarter of 2024 (and correspondingly higher charge-offs in the first and second quarters of 2024), the charge-offs did not result in a further economic impact to us as the majority of these accounts were already considered in our changes in fair value in prior periods. As these accounts were largely charged off by the end of the first quarter of 2024, we saw some modest improvement in our second quarter 2024 delinquencies offset by slower net receivables growth during this period. Delinquency rates in the third and fourth quarter of 2024 remained largely consistent with those noted in the same period of prior year. For 2025 we have observed lower overall delinquency rates in both our general purpose credit card receivables and our private label credit receivables. Receivables added as part of the Mercury acquisition in the third quarter of 2025 have lower overall delinquency rates (and lower associated yields) than those of our existing portfolios. The addition of these receivables resulted in a lower combined delinquency rate as of December 31, 2025.

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to marginally increase when compared to the same periods in prior years due to a planned shift in our general purpose and private label credit receivables originated as our bank partners continue to expand product offerings to a broader range of consumers. This expected increase in delinquencies will be accompanied by higher yielding assets, which we believe will result in a more profitable asset overall. Additionally, as the receivables added from the Mercury acquisition tend to have lower delinquency and charge off rates than our existing portfolios of receivables and when coupled with expected growth in our general purpose credit card receivables, we expect the increase in delinquency rates noted above to be muted. We also expect continued seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the second quarter of each year due to the benefits of seasonally strong payment patterns associated with tax refunds for many consumers. Our beliefs for future delinquency rates are predicated on the assumption that the slowing rate of inflation will continue and prove effective at reducing account delinquencies.

Total managed yield ratio, annualized. As discussed above, growth in higher yielding assets has resulted in higher charge-off and delinquency rates in some periods. General purpose credit card receivables tend to have higher total yields than private label credit receivables (and higher associated charge-off rates). As a result, in periods where we have slower rates of growth of general purpose credit card receivables, as was noted in 2024 (relative to growth in private label credit receivables), we expect to have slightly lower total managed yield ratios. Additionally, receivables added as part of the Mercury acquisition tend to have lower yields (and lower associated delinquency and charge off rates). The addition of these receivables (and without a full quarter of associated yield) contributed to the decline in our Total managed yield ratio, annualized, for the third quarter of 2025 and will serve to offset some of our expected growth in Total managed yield ratios going forward. As previously discussed, these receivables are expected to have lower overall yields (thus negatively impacting our Total managed yield ratio), but also lower principal and finance charge-offs resulting in a similarly profitable asset. We currently expect increases in the rates of acquisition of our general purpose credit card receivables relative to private label credit receivables and higher associated period-over-period operating revenue and other income for 2026 although the timing of these acquisitions and impact of the Mercury acquisition could result in some fluctuations of our Total managed yield ratio, annualized when comparing quarterly rates in 2026 to corresponding quarterly periods in 2025. Our managed yield ratios, however, may be marginally lower due to an expected seasonal shift in our mix of acquired private label credit receivables to higher FICO receivables that have lower gross yields (and lower associated charge-off expectations) in the third quarter of each year.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. The increase in the combined principal net charge-off ratio, annualized in the first two quarters of 2024 is a reflection of increased delinquencies noted as consumer behavior reverted to historical norms (similar to those experienced in periods prior to COVID-19) and decreases in the acquisition of new general purpose credit card receivables. Additionally, inflation, particularly as it relates to higher gas prices, negatively impacted some consumers' ability to make payments on outstanding loans and fees receivable. We noted improvements in this rate in the fourth quarter of 2024 and in the first and second quarters of 2025 as delinquencies continued to improve, consumer payment behavior improved and we experienced strong growth in our receivables base. The significant improvement noted in the third quarter of 2025 was largely due to the addition of receivables associated with the Mercury acquisition which have lower delinquencies and principal charge-offs than our existing portfolios of receivables. This improvement continued in the fourth quarter of 2025 and we expect this trend to continue in 2026 offset somewhat by higher expected growth in our general purpose credit cards.

Despite expected marginal increases in delinquency rates as discussed above, we expect our recent overall combined principal net charge-off ratios to remain consistent into 2026. These charge-off rates are expected to return to historically normalized levels, adjusted for the mix shift discussed above, and will benefit from planned growth in the underlying receivables which we expect will further reduce our combined principal net charge-off ratio. Our charge-off ratio has also been impacted due to (and will continue to be impacted by): (1) higher expected charge-off rates on the private label credit and general purpose credit card receivables associated with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, leading to periodic increases in combined principal net charge-offs, (3) the aforementioned tightened underwriting standards that slowed the pace of growth in our receivables base, and (4) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of inflation pressures. While charge-offs associated with previously mentioned accounts enrolled in short-term payment deferrals had a negative impact on our Combined principal net charge-off ratio, annualized through the second quarter of 2024, they did not have a material impact on our consolidated statements of income as the majority of these accounts were already considered in our changes in fair value. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment. This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt as well as the addition of new funding facilities. Historically, we obtained lower cost financing with fixed interest rates, resulting in lower interest expense ratios. Increases in the federal funds borrowing rate in 2022 and 2023 have led to an increase in interest rates for newly-originated debt and for that portion of debt which does not have fixed rates. As such, we have seen our Interest expense ratio, annualized increase throughout 2024 and 2025 and we expect the Interest expense ratio to marginally increase as we replace existing financing arrangements with new ones at a higher cost of capital. The addition of debt assumed as part of the Mercury acquisition will also contribute to our Interest expense ratio although the cost of this debt is largely in-line with our existing facilities and, as such, should not result in a meaningful impact to the Interest expense ratio, annualized.

Net interest margin ratio, annualized. Our Net interest margin ratio, annualized represents the difference between our Total managed yield ratio, annualized, our Combined principal net charge-off ratio, annualized and our Interest expense ratio, annualized. Declines in this ratio in 2024 relate primarily to increases in our principal net charge-offs in those periods, as noted above. This trend reversed in 2025 as we realized improvements in delinquencies and subsequent charge-offs. We currently expect minimal improvements for 2026 in our Combined principal net charge-off ratio, annualized, relative to corresponding periods in 2025 which should continue to result in a consistent net interest margin ratio year-over-year. Changes in the mix shift of acquired receivables, noted above, will lead to improvements in the Net interest margin, annualized as the higher yielding receivables become a larger component of our total portfolio, however the lower yielding but also lower delinquent accounts associated with the Mercury acquisition will continue to offset some of the expected improvement until such time that product, policy and pricing changes associated with this portfolio have taken effect.

Average APR. The average annual percentage rate ("APR") charged to customers varies by receivable type, credit history and other factors. The APRs for receivables originated through our private label credit platform range from 0% to 36.0%. For general purpose credit card receivables, APRs range from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. Our average APRs for general purpose credit card receivables remained largely consistent throughout 2025 with some modest increases noted resulting from the aforementioned mix shift in yield characteristics of acquired receivables. We expect some continued improvements in our general purpose credit card receivable average APRs as newly acquired receivables with higher APRs become a larger part of our overall portfolio of receivables. Our average APRs for private label credit fell throughout 2024 and in 2025 due to a shift in the overall portfolio mix towards private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. This trend continued in the second and third quarters of 2025 with increased acquisitions of these receivables. We expect this declining trend in Average APR to abate in 2026 with planned higher growth rates in our general purpose credit card receivables, however, the timing and relative mix of receivables acquired could cause some minor fluctuations. We do not acquire or service receivables that have an APR above 36.0%.

Receivables purchased during period. Receivables purchased during period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For 2025 we noted increases in the amount of receivables purchased associated with our general purpose credit card receivables and also a larger increase in receivables purchased associated with our private label credit receivables. This growth in Private Label Credit Receivables purchased primarily relates to growth in purchases associated with our largest retail partner. For most periods presented in 2024, our private label credit receivable purchases experienced overall growth, when compared to the same periods in 2023, largely based on the addition of new private label credit retail partners as well as growth within existing retail partnerships, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our issuing bank partners. We currently expect private label credit receivable acquisitions in the first quarter of 2026 to be consistent with those in the same period of 2025, although the timing of the receivable acquisitions may vary based on seasonal spending patterns by consumers and our retail partners overall sales cycles. As discussed above, we also expect some retail partner programs to moderate in the second and third quarters of 2026 which will result in slower receivable acquisitions during those periods, when compared to the same periods in 2025. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our issuing bank partners. As a result, the timing of new receivable acquisitions, particularly as it relates to general purpose credit cards, could be impacted in the short term. Nonetheless, we expect continued growth in the acquisition of these general purpose credit card receivables throughout 2025. The acquisition of Mercury and its portfolio of general purpose credit card receivables is also expected to result in additional receivable acquisitions in future quarters as our bank partner continues to market to new consumers.

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

A reconciliation of our operating revenues and other income to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2025				2024
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Consumer loans, including past due fees	$9.8	$9.4	$9.1	$9.2	$9.6	$10.0	$10.4	$10.3
Fees and related income on earning assets	0.3	1.1	—	—	—	0.1	—	—
Other income	0.3	0.1	0.2	0.2	0.2	0.2	0.2	0.2
Total operating revenue and other income	10.4	10.6	9.3	9.4	9.8	10.3	10.6	10.5
Finance charge-offs	0.1	—	—	—	—	—	—	—
Total managed yield	$10.5	$10.6	$9.3	$9.4	$9.8	$10.3	$10.6	$10.5

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized follows (in millions):

	At or for the Three Months Ended
	2025				2024
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Gross charge-offs	$2.1	$1.9	$1.7	$1.8	$1.5	$3.1	$3.5	$1.8
Finance charge-offs (1)	0.1	—	—	—	—	—	—	—
Recoveries	(0.7)	(0.7)	(0.6)	(0.6)	(0.6)	(0.7)	(0.7)	(0.5)
Combined principal net charge-offs	$1.5	$1.2	$1.1	$1.2	$0.9	$2.4	$2.8	$1.3

(1)	Finance charge-offs are included as a component of our Provision for credit losses in the accompanying consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following tables:

	At or for the Three Months Ended
	2025
	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables
Period-end managed receivables (1)	$107,093		$111,068		$106,632		$106,099
30-59 days past due	$9,056	8.5%	$8,430	7.6%	$6,576	6.2%	$6,344	6.0%
60-89 days past due	$3,198	3.0%	$2,545	2.3%	$2,391	2.2%	$2,061	1.9%
90 or more days past due	$3,040	2.8%	$3,214	2.9%	$3,741	3.5%	$4,221	4.0%
Average managed receivables	$109,081		$108,850		$106,366		$107,541
Total managed yield ratio, annualized (2)	38.5%		39.0%		35.0%		35.0%
Combined principal net charge-off ratio, annualized (3)	5.5%		4.4%		4.1%		4.5%
Recovery ratio, annualized (4)	2.6%		2.6%		2.3%		2.2%

	At or for the Three Months Ended
	2024
	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables
Period-end managed receivables (1)	$108,982		$110,638		$117,951		$122,321
30-59 days past due	$7,590	7.0%	$8,873	8.0%	$9,200	7.8%	$7,796	6.4%
60-89 days past due	$3,217	3.0%	$3,801	3.4%	$3,834	3.3%	$3,031	2.5%
90 or more days past due	$4,723	4.3%	$5,305	4.8%	$4,944	4.2%	$3,220	2.6%
Average managed receivables	$109,810		$114,295		$120,136		$120,183
Total managed yield ratio, annualized (2)	35.7%		36.0%		35.3%		34.9%
Combined principal net charge-off ratio, annualized (3)	3.3%		8.4%		9.3%		4.3%
Recovery ratio, annualized (4)	2.2%		2.4%		2.3%		1.7%

(1)

Period-end managed receivables equal the corresponding amount of loans at amortized cost included in Note 3 "Significant Accounting Policies and Consolidated Financial Statement Components" in our consolidated financial statements.

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

Managed receivables. Stress noted at some dealer locations resulted in higher than anticipated credit losses associated with floorplan loans during 2024. When coupled with increased delinquencies associated with the underlying consumers loans, we have experienced period over period declines in our managed receivables for the third and fourth quarter of 2024 and the first and second quarters of 2025. For the third and fourth quarters of 2025, we continued to grow the portfolio as we continued to recover from the floorplan loan losses experienced in 2024. We expect modest growth in the level of our managed receivables for 2026 as CAR continues to rebuild its receivables base, expands within its current geographic footprint and continues plans for service area expansion. Although we continue to expand our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. We continually evaluate bulk purchases of receivables, however, the timing and size of such purchases are difficult to predict.

Delinquencies and charge-offs. Delinquent loans reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date and are considered "past due". While we have experienced some recent increases in our delinquency rates (and related charge-offs), we do not believe they will have a significantly adverse impact on our results of operations in 2026 as we have established appropriate reserves for these losses. Even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) and other collateral to protect against meaningful credit losses. Delinquency rates also tend to fluctuate based on inflationary pressures and seasonal trends and historically are lower in the second quarter of each year as seen above due to the benefits of strong payment patterns associated with tax refunds for many consumers.

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

Combined principal net charge-off ratio, annualized. Represents an annualized fraction, the numerator of which is the aggregate consolidated amounts of principal losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers, less current-period recoveries (including recoveries from dealer reserve offsets for our CAR operations), as reflected in Note 3 "Significant Accounting Policies and Consolidated Financial Statement Components" and Note 7 "Fair Values of Assets and Liabilities" and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from consumers, proceeds received from the sale of those charged-off receivables, and proceeds from receivables for which we have limited loss exposure due to agreements with retail partners. Recoveries typically have represented less than 5% of average managed receivables.

Interest expense ratio, annualized. Represents an annualized fraction, the numerator of which is the annualized interest expense associated with the CaaS segment (See Note 4, "Segment Reporting" to our consolidated financial statements) and the denominator of which is average managed receivables.

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

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term and longer-term refunding or refinancing needs as of December 31, 2025 are those associated with the following notes payable and senior notes in the amounts indicated (in millions):

Other debt	$5.3
Revolving credit facility (expiring July 20, 2026) that is secured by certain receivables and restricted cash	74.6
2026 Senior notes	135.7
Total short term refinancing needs (within 12 months)	$215.6
Revolving credit facility (expiring March 31, 2028) that is secured by certain receivables and restricted cash	51.1
Revolving credit facility (expiring April 7, 2028) that is secured by certain receivables and restricted cash	12.2
Revolving credit facility (expiring July 18, 2028) that is secured by certain assets	50.0
Revolving credit facility (expiring December 1, 2028) that is secured by certain assets	24.9
2029 Senior notes	181.0
Total long term refinancing needs (in excess of 12 months)	$319.2
Total refinancing needs	$534.9

Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as moderate in the current environment. We believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships. Further details concerning the above debt facilities and other debt facilities we use to fund the acquisition of receivables are provided in Note 11, "Notes Payable," to our consolidated financial statements included herein.

In November 2021, we issued $150.0 million aggregate principal amount of 6.125% Senior Notes due 2026 (the "2026 Senior Notes"). The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the years ended December 31, 2025 and 2024 totaled $1.4 million and $1.4 million, respectively. We repurchased $12.5 million and $0.4 million of the outstanding principal amount of these 2026 Senior Notes in the years ended December 31, 2025 and 2024, respectively.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 2029 Senior Notes. In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the years ended December 31, 2025 and 2024 totaled $0.9 million and $0.8 million, respectively.

In August 2025, we issued an aggregate of $400.0 million aggregate principal amount of 9.750% Senior Notes due 2030 (the "2030 Senior Notes"). The 2030 Senior Notes bear interest at the rate of 9.75% per annum. Interest on the 2030 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The 2030 Senior Notes will mature on September 1, 2030. We are amortizing fees associated with the issuance of the 2030 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the year ended December 31, 2025 totaled $0.3 million.

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

During the years ended December 31, 2025 and 2024, we sold 282,952 shares and 44,618 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $6.3 million and $1.1 million, respectively. During the years ended December 31, 2025 and 2024, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the years ended December 31, 2025 and 2024, we sold $38.9 million and $24.9 million, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $38.2 million and $24.6 million, respectively.

During the years ended December 31, 2025 and 2024, we sold 200,000 common shares and 125,000 common shares, respectively, under the Company’s Common Stock ATM Program for net proceeds of $11.6 and $7.1 million, respectively.

On November 14, 2019, a wholly owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carried a 16% preferred return to be paid quarterly. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction were used for general corporate purposes. During the year ended December 31, 2024, we redeemed 50.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In March 2025, we redeemed the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In periods where present, we have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units were deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 13, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

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

At December 31, 2025, we had $621.1 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the years ended December 31, 2025 and 2024 are as follows:

•

During the year ended December 31, 2025, we generated $638.0 million of cash flows from operations compared to our generation of $469.4 million of cash flows from operations during the year ended December 31, 2024. While payment rates for our consumers stayed consistent period over period, we experienced an increase in cash provided by operating activities principally related to finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables. Most of this change was due to growth in the underlying receivables (and collections thereon) along with higher yielding receivables effectively increasing the minimum payment amounts required by consumers. Offsetting a portion of this increase in cash provided by operations were one-time expenses associated with our acquisition of Mercury (and related severance costs) which totaled $6.8 million for the year ended December 31, 2025.

•

During the year ended December 31, 2025, we used $1,511.9 million of cash from our investing activities, compared to the use of $747.0 million of cash from investing activities during the year ended December 31, 2024. This increase in cash used is primarily due to marginal increases in the level of net investments in private label credit and general purpose credit card receivables relative to the same period in 2024. For the year ended December 31, 2025, we purchased $4,436.2 million in private label and general purpose credit card receivables compared to $2,628.9 million for the year ended December 31, 2024. Adding to this use of cash was the acquisition of Mercury which used net, $72.9 million ($166.5 million cash purchase price less $93.6 million of cash acquired as part of the acquisition). Slightly offsetting this increase in cash used in operations were increased recoveries associated with the sale of charged off receivables due to increases in the contractual purchase rates we receive from third parties. As we continue to grow our receivables base, we would expect for purchases of new receivables to outpace payments thereon throughout 2026.

•

During the year ended December 31, 2025, we generated $1,141.7 million of cash from financing activities, compared to our generating $393.6 million of cash from financing activities during the year ended December 31, 2024. The increase in cash provided by financing activities is primarily due to the issuance $400.0 million aggregate principal amount of 9.750% Senior Notes due 2030 as well as an increase in net borrowings (proceeds from borrowings less repayment of borrowings) of $450.8 million. Additionally, we received proceeds from the issuance of 200,000 shares of common stock for net proceeds of $11.6 million in 2025. This increase was offset by the redemption of the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon during the year ended December 31, 2025 coupled with the sale of $142.2 million of 2029 Senior Notes during the year ended December 31, 2024 (compared to sales of $38.9 million for the year ended December 31, 2025). In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. As discussed above, we expect to have continued growth in our receivables base and as a result, expect to continue raising additional capital to fund these acquisitions.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

Commitments and Contingencies

We do not currently have any off-balance-sheet arrangements; however, we do have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur; we refer to these arrangements as contingent commitments. We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 12, "Commitments and Contingencies," to our consolidated financial statements included herein for further discussion of these matters.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3, "Significant Accounting Policies and Consolidated Financial Statement Components," to our consolidated financial statements included herein for a discussion of recent accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

We have prepared our consolidated financial statements in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period. We base our assumptions, estimates, and judgments on historical experience, current events, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

On a quarterly basis, we review our significant accounting policies and the related assumptions, in particular, those mentioned below, with the audit committee of the Board of Directors.

Acquisition of Receivable Portfolios (Asset Acquisitions)

The Company periodically acquires portfolios of receivables in transactions that are accounted for as asset acquisitions. In these transactions, the total purchase price, including any contingent consideration, is allocated to the individual assets acquired and liabilities assumed based on their relative fair values at the acquisition date. These transactions do not meet the definition of a business under ASC 805 and goodwill is not recognized. Instead, the purchase price is allocated to the acquired receivables and any other identifiable assets and liabilities.

Significant judgment is required to estimate the fair value of acquired receivable portfolios. The Company determines the purchase price allocation based on discounted cash flow models that incorporate assumptions regarding gross yield billed by our bank partner, payment rates by consumers, expected credit loss rates due to nonpayment on the receivables, expected servicing costs to collect cash flows, and discount rates which estimate required returns by a purchaser of expected cash flows. These estimates are highly sensitive to changes in projected credit performance and macroeconomic conditions. Changes in these assumptions could materially affect the carrying value of the acquired receivables and the related yield recognized over time.

When asset acquisitions include contingent consideration arrangements, the Company includes the estimated fair value of the contingent consideration as part of the initial cost of the acquired assets. The fair value of contingent consideration is generally estimated using probability-weighted cash flow models that incorporate assumptions regarding future performance metrics. Subsequent changes in the estimated fair value of contingent consideration are recognized in earnings, which may result in volatility in the Company’s results of operations.

The estimates used for the above mentioned assumptions significantly affect the valuation of acquired receivables and contingent consideration. Actual results may differ materially from those estimates which could materially impact the carrying value of the acquired assets and future earnings.

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

The estimates for the above mentioned assumptions significantly affect the reported amount (and changes thereon) of our loans at fair value on our consolidated balance sheets and consolidated statements of income. For a qualitative summary of how certain key inputs (derived from the above assumptions) to our valuation model have changed since December 31, 2024, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, both included in this report. For more information regarding the potential impact that changes in these key inputs might have on our Income before income taxes on our Consolidated Statements of Operations, refer to Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" included elsewhere in this report.

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

		Impact on Pre-Tax earnings if Interest Rates:
	As of December 31, 2025	Increase 100 Basis Points	Decrease 100 Basis Points
Notes payable subject to interest rate risk	$1,742.4	$(17.4)	$17.4

Credit Risk

Credit risk is the risk of default that results from a consumer who is unwilling or unable to pay his or her receivable balance. Most receivables associated with our private label credit and general purpose credit cards serve as collateral on debt for which creditors do not have recourse against the general assets of the Company. As such, for these assets, our credit risk is limited to repurchase obligations due to fraud or origination defects. For those assets that do not serve as collateral for debt or for which creditors on collateralized debt have recourse against the general assets of the Company, we are subject to credit risk to the extent we are not able to fully recover the principal balance of the receivable. We minimize this risk through a robust underwriting and fraud detection process designed to minimize losses and comply with applicable laws and our standards. In addition, we believe this risk is mitigated by our deep experience in customer service and collections from more than 30 years of operations.

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of December 31, 2025, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by 10% for the next 12 months. The sensitivity does not factor in other associative impacts that could occur in such a scenario. This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross. Actual results could differ materially from these estimates:

		Impact if Credit Loss Rates:
	As of December 31, 2025	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$6,647.9	$6,481.9	$6,813.8
Loans at amortized cost, net	$82.9	$82.7	$83.0
Income (loss) before income taxes		$(166.2)	$166.0

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of December 31, 2025, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in required market rates of return by 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included all of our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross. Actual results could differ materially from these estimates:

		Impact if Discount Rates:
	As of December 31, 2025	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$6,647.9	$6,575.1	$6,722.7
Income (loss) before income taxes		$(72.8)	$74.8

Payment Risk

Payment risk reflects the risk that changes in the economy could result in reduced payment rates on our receivables, impacting the timing of expected payments from consumers. In a strong economy, consumers' incomes may increase, potentially resulting in increased payment rates. In a weak economy, consumers' incomes may decrease, potentially resulting in decreased payment rates. Reductions in the payment rates mean it will take us longer to collect the underlying cash flows, potentially reducing the fair value of the receivable. Conversely, increases in the payment rate shorten the time period to collect the underlying cash flows, potentially increasing the fair value of the receivable. Similar to our credit risk, we believe this risk is mitigated by our deep experience in customer service and collections from over 30 years of operations. We may also take active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates if results indicate a possible exposure.

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of December 31, 2025, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in payment rates by 10% for the next 12 months. The sensitivity does not factor in other associative impacts that could occur in such a scenario. This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included only our loans, interest and fees receivable, at fair value. Actual results could differ materially from these estimates:

		Impact if Payment Rates:
	As of December 31, 2025	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$6,647.9	$7,050.1	$6,245.7
Income (loss) before income taxes		$402.2	$(402.2)

Counterparty Risk

We are subject to risk if a counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to acquire loans. We seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of December 31, 2025, we had total borrowings associated with our loans at fair value and our loans at amortized cost of $5.8 billion. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding and Capital Resources" and Note 11 "Notes Payable" to our consolidated financial statements included herein for further information on our outstanding Notes Payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements in Item 15, "Exhibits and Financial Statement Schedules."

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation and supervision of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of December 31, 2025, the end of the period covered by this Form 10-K. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in reports that it files or submits under the Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Management of Atlanticus Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Act) for Atlanticus Holdings Corporation and our subsidiaries. Our management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013 framework).

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Mercury Financial LLC., acquired on September 11, 2025, which is included in our consolidated financial statements since the date of acquisition and represented 41.9% of the Company’s consolidated total assets as of December 31, 2025, and 15.7% of the Company’s consolidated revenue for the year ended December 31, 2025. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from its assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. We are in the process of integrating Mercury Financial LLC, operations within our internal control structure. Accordingly, management has excluded controls relating to Mercury Financial LLC in its assessment.

Based on our evaluation under the COSO 2013 framework, management has concluded that internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

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

The material weakness described above did not result in a material misstatement to the Company’s annual or interim consolidated financial statements.

The Company’s management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, with the oversight of the Audit Committee of the Board of Directors, evaluated the material weakness described above and designed a remediation plan to enhance the Company’s internal control environment. To remediate the material weakness, the Company’s management implemented a new control designed to evaluate the appropriateness in accordance with U.S. GAAP of all inputs used in the Company’s valuation model for its Loans at fair value. These enhanced procedures were implemented as of March 31, 2025, and have been monitored for effectiveness. Based on the successful monitoring of these enhanced procedures, the Company concluded that the material weakness identified above has been remediated as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Atlanticus Holdings Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Atlanticus Holdings Corporation and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 12, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying the Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Mercury Financial LLC, which was acquired on September 11, 2025, and is included in the consolidated financial statements and represented 41.9% of total assets and 15.7% of revenues of the Company's consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Mercury Financial LLC.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 12, 2026

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Shareholders in the sections entitled "Proposal One: Election of Directors," "Executive Officers of Atlanticus," "Delinquent Section 16(a) Reports" and "Corporate Governance" and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Shareholders in the section entitled "Executive and Director Compensation" and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Shareholders in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Shareholders in the sections entitled "Related Party Transactions" and "Corporate Governance" and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Shareholders in the section entitled "Auditor Fees" and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
2.1*	Membership Interest Purchase Agreement, dated September 11, 2025, by and among Mercury Financial Intermediate LLC, a Delaware limited liability company, Mercury Finance Acquisitions, LLC, a Georgia limited liability company, Mercury Financial LLC, a Delaware limited liability company, and solely for purposes of Section 7.7, Atlanticus Holdings Corporation, a Georgia corporation.	September 17, 2025 Form 8-K, exhibit 2.1
3.1	Amended and Restated Articles of Incorporation	November 8, 2022, Form 10-Q, exhibit 3.1
3.1(a)	Articles of Amendment Establishing Cumulative Convertible Preferred Stock, Series A (included as Exhibit B to Exhibit 3.1 hereto)	November 8, 2022, Form 10-Q, exhibit 3.1
3.1(b)	Amended and Restated Articles of Amendment Establishing the 7.625% Series B Cumulative Perpetual Preferred Stock (included as Exhibit C to Exhibit 3.1 hereto)	November 8, 2022, Form 10-Q, exhibit 3.1
3.2	Amended and Restated Bylaws (as amended through May 12, 2017)	May 16, 2017, Form 8-K, exhibit 3.2
4.1	Description of Atlanticus Holdings Corporation's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	March 4, 2024, Form 10-K, exhibit 4.1
4.2	Form of common stock certificate	March 30, 2016, Form 10-K, exhibit 4.1
4.3	Indenture, dated as of November 22, 2021, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	November 22, 2021, Form 8-K, exhibit 4.1
4.3(a)	First Supplemental Indenture, dated as of November 22, 2021, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee	November 22, 2021, Form 8-K, exhibit 4.2
4.3(b)	Form of 6.125% Senior Notes due 2026 (included in Exhibit 4.3(a)	November 22, 2021, Form 8-K, exhibit 4.3
4.3(c)	Second Supplemental Indenture, dated as of January 30, 2024, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association, as trustee	February 2, 2024, Form 8-K, exhibit 4.1
4.3(d)	Form of Additional 6.125% Senior Notes due 2026 (included in Exhibit 4.3(c))	February 2, 2024, Form 8-K, exhibit 4.2
4.3(e)	Third Supplemental Indenture, dated as of January 30, 2024, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association, as trustee	January 30, 2024, Form 8-K, exhibit 4.1
4.3(f)	Form of 9.25% Senior Notes due 2029 – Initial Offering (included in Exhibit 4.3(e))	January 30, 2024, Form 8-K, exhibit 4.2
4.3(g)	Fourth Supplemental Indenture, dated as of July 26, 2024, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association, as trustee	July 30, 2024, Form 8-K, exhibit 4.1
4.3(h)	Form of 9.25% Senior Notes due 2029 – Add-On Offering (included in Exhibit 4.3(g))	July 30, 2024, Form 8-K, exhibit 4.2
4.3(i)	Fifth Supplemental Indenture, dated as of August 26, 2024, by and between Atlanticus Holdings Corporation and U.S. Bank Trust Company, National Association, as trustee	August 26, 2024, Form 8-K, exhibit 4.1
4.3(j)	Form of 9.25% Senior Notes due 2029 – ATM Offering (included in Exhibit 4.3(i))	August 26, 2024, Form 8-K, exhibit 4.2
4.3(k)	Indenture, dated August 20, 2025, by and among Atlanticus Holdings Corporation, as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee	August 20, 2025, Form 8-K, exhibit 4.1
4.3(l)	Form of 9.750% Senior Note due 2030 (included in Exhibit 4.3(k))	August 20, 2025, Form 8-K, exhibit 4.1
10.1***	Stockholders Agreement dated as of April 28, 1999	January 18, 2000, Form S-1, exhibit 10.1
10.2†	Fourth Amended and Restated 2014 Equity Incentive Plan	April 11, 2019, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2(a)†	Form of Restricted Stock Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.2
10.2(b)†	Form of Restricted Stock Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.3
10.2(c)†	Form of Stock Option Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.4
10.2(d)†	Form of Stock Option Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.5
10.2(e)†	Form of Restricted Stock Unit Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.6
10.2(f)†	Form of Restricted Stock Unit Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.7
10.3†	Second Amended and Restated Employee Stock Purchase Plan	April 10, 2018, Definitive Proxy Statement on Schedule 14A, Appendix A
10.4†	Amended and Restated Employment Agreement, dated March 18, 2021, between Atlanticus Holdings Corporation and David G. Hanna	May 14, 2021, Form 10-Q, exhibit 10.1

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.5†	Amended and Restated Employment Agreement, dated March 18, 2021, between Atlanticus Holdings Corporation and Jeffrey A. Howard	May 14, 2021, Form 10-Q, exhibit 10.2
10.6†	Employment Agreement for William R. McCamey	March 28, 2014, Form 10-K, exhibit 10.8
10.7†	Amended and Restated Consultant Agreement, dated May 1, 2020, between Atlanticus Services Corporation and Denise M. Harrod	May 14, 2021, Form 10-Q, exhibit 10.4
10.8†	Outside Director Compensation Package	Filed herewith
10.9	Assumption Agreement dated June 30, 2009 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Atlanticus Services Corporation (formerly CompuCredit Corporation)	July 7, 2009, Form 8-K, exhibit 10.1
10.10	Master Indenture for Perimeter Master Note Business Trust, dated February 8, 2017, among Perimeter Master Note Business Trust, U.S. Bank National Association and Atlanticus Services Corporation	May 15, 2017, Form 10-Q, exhibit 10.1
10.11**

Purchase Agreement, dated February 8, 2017, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Atlanticus Services Corporation and Perimeter Master Note Business Trust

March 15, 2022, Form 10-K, exhibit 10.11(k)
10.11(a)**	First Amendment to Purchase Agreement, dated June 11, 2018, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(k)
10.11(b)**	Second Amendment to Purchase Agreement, dated November 16, 2018, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(l)
10.11(c)	Third Amendment to Purchase Agreement, dated November 13, 2019, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(m)
10.11(d)**	Fourth Amendment to Purchase Agreement, dated January 23, 2020, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(n)
10.11(e)**	Purchase Agreement, dated November 16, 2018, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(o)
10.11(f)	First Amendment to Purchase Agreement, dated November 13, 2019, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(p)
10.11(g)**	Second Amendment to Purchase Agreement, dated January 23, 2020, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(q)
10.11(h)	Trust Agreement, dated February 8, 2017, between Perimeter Funding Corporation and Wilmington Trust, National Association	May 15, 2017, Form 10-Q, exhibit 10.1(c)
10.11(i)	First Amendment to Trust Agreement, dated June 11, 2018, between Perimeter Funding Corporation and Wilmington Trust, National Association	March 30, 2020, Form 10-K, exhibit 10.11(u)
10.12	Master Indenture for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018, among Fortiva Retail Credit Master Note Business Trust, U.S. Bank National Association and Access Financing, LLC	March 27, 2019, Form 10-K, exhibit 10.12
10.12(a)**	Series 2018-One Indenture Supplement for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018	March 4, 2024, Form 10-K, exhibit 10.12(a)
10.12(b)	Amended and Restated Trust Agreement, dated November 9, 2018, between FRC Funding Corporation and Wilmington Trust, National Association	March 27, 2019, Form 10-K, exhibit 10.12(b)

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.13**	Amended and Restated Program Management Agreement, dated January 1, 2025, between The Bank of Missouri and Atlanticus Services Corporation	May 8, 2025, Form 10-Q, exhibit 10.1
10.13(a)**	Amended and Restated Receivable Sales Agreement, dated January 1, 2025, between The Bank of Missouri and Fortiva Funding, LLC	May 8, 2025, Form 10-Q, exhibit 10.1(a)
10.13(b)**	First Amendment to Amended and Restated Receivable Sales Agreement, dated January 1,2025, between The Bank of Missouri and Fortiva Funding, LLC	May 8, 2025, Form 10-Q, exhibit 10.1(b)
10.13(c)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Atlanticus Services Corporation and The Bank of Missouri	May 14, 2019, Form 10-Q, exhibit 10.2(b)
10.13(d)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Fortiva Funding, LLC and The Bank of Missouri	May 14, 2019, Form 10-Q, exhibit 10.2(c)
10.14**	Amended and Restated Operating Agreement of Access Financial Holdings, LLC, dated November 14, 2019	March 30, 2020, Form 10-K, exhibit 10.15
10.15	Amended and Restated At Market Issuance Sales Agreement, dated August 26, 2024, between Atlanticus Holdings Corporation and B. Riley Securities, Inc.	August 26, 2024, Form 8-K, exhibit 1.1
10.16	At-The-Market Sales Agreement, dated December 29, 2023, between Atlanticus Holdings Corporation and BTIG, LLC	January 2, 2024, Form 8-K, exhibit 1.1
16.1	Letter of BDO USA, P.C. to the SEC dated April 4, 2024	April 5, 2024, Form 8-K, exhibit 16.1
19.1	Atlanticus Holdings Corporation Policy Statement Regarding Securities Trading	March 4, 2024, Form 10-K, exhibit 19.1
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
97.1	Atlanticus Holdings Corporation Clawback Policy	March 4, 2024, Form 10-K, exhibit 97.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract, compensatory plan or arrangement.
*	The exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request. Certain portions of this document have been omitted because they are both not material and are the type that the Company treats as private or confidential.
**	Certain portions of this document have been omitted because they are both not material and are the type that the Company treats as private or confidential.
***	Filed under CompuCredit Corporation (now Atlanticus Services Corporation) (File No. 000-25751), our predecessor issuer.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 12, 2026.

Atlanticus Holdings Corporation

By:	/s/ Jeffrey A. Howard
Jeffrey A. Howard President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jeffrey A. Howard Jeffrey A. Howard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2026

/s/William R. McCamey William R. McCamey	Chief Financial Officer (Principal Financial Officer)	March 12, 2026

/s/Mitchell C. Saunders Mitchell C. Saunders	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2026

/s/David G. Hanna David G. Hanna	Executive Chairman of the Board	March12, 2026

/s/Denise M. Harrod Denise M. Harrod	Director	March 12, 2026

/s/Deal W. Hudson Deal W. Hudson	Director	March 12, 2026

/s/Dennis H. James Dennis H. James	Director	March 12, 2026

/s/Joann G. Jones Joann G. Jones	Director	March 12, 2026

/s/Mack F. Mattingly Mack F. Mattingly	Director	March 12, 2026

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlanticus Holdings Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, shareholders' and temporary equity, and cash flows, for years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loans at Fair Value – Refer to Notes 3 and 7 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company has elected the fair value option for Loans at fair value within its Credit as a Service (CaaS) segment, which are valued at $6,647.9 million at December 31, 2025. The estimation of Loans at fair value uses internally developed discounted cash flow models that use inputs that are unobservable and are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. Significant unobservable inputs used in the valuation methodology include estimates of future charge-off rates and recovery rates (collectively, “credit losses”), payment rates, yields earned on credit card receivables (“fees assumption”), and servicing cost, as well as the discount rate.

Given management uses complex internally developed models and unobservable inputs to estimate Loans at fair value, performing audit procedures to evaluate management’s estimate of the Loans at fair value within the CaaS segment required a high degree of auditor judgment and subjectivity and increased extent of effort, including the need to involve fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Loans at fair value within the CaaS segment included the following, among others:

●	We tested the effectiveness of internal controls related to the determination of Loans at fair value, including those controls related to management’s review of the models and the significant inputs used to estimate fair value.
●	With the assistance of fair value specialists, we evaluated the reasonableness of the discount rate, including developing a range of independent estimates, and comparing those to the discount rate selected by management.
●	For the significant unobservable inputs used in the valuation model including credit losses, payment rates, fees assumption, and servicing cost, we performed a quarterly retrospective review of the prior period forecast to actual value.
●	With the assistance of fair value specialists, we developed a range of independent estimates of loan fair value and compared the Company’s recorded fair value of loans to this range.

Allocation of Purchase Price for the Mercury Financial LLC Acquisition – Refer to Notes 2, 3, and 7 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company completed the acquisition of Mercury Financial LLC (“Mercury”) on September 11, 2025, which was accounted for as an asset acquisition. Accordingly, the total purchase consideration paid for assets acquired and liabilities assumed was allocated based on their respective fair values.  This involved management making significant estimates which were primarily related to the fair value of the loans receivable and contingent consideration.

We identified the allocation of purchase price for the Mercury acquisition as a critical audit matter because of the significant estimates management made to determine the fair value of the loans at fair value of $3,018.2 million and the contingent consideration of $40 million. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allocation of purchase price for the Mercury acquisition included the following, among others:

●	We tested the effectiveness of internal controls related to the purchase price allocation, including those controls related to management’s review of the models and the significant inputs used to estimate fair value of the loans at fair value and contingent consideration.
●	We obtained and evaluated the purchase price allocation report prepared by third-party specialists, along with relevant supporting documentation, such as the executed purchase and sale agreement, in order to corroborate our understanding of the substance of the acquisition, as well as assessed the completeness of the assets acquired and liabilities assumed as part of the acquisition.
●	With the assistance of fair value specialists, we evaluated the reasonableness of the discount rates, including developing a range of independent estimates, and comparing those to the discount rates selected by management.
●	With the assistance of fair value specialists, we evaluated the reasonableness of the valuation methodologies and significant assumptions used in the valuation models, including credit losses, payment rates, fees assumption, and servicing cost. We compared the key inputs used in the projections to external market sources.

/s/ Deloitte & Touche LLP

Atlanta, GA

March 12, 2026

We have served as the Company's auditor since 2024.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	December 31,
	2025	2024

Assets
Unrestricted cash and cash equivalents (including $209.6 million and $140.2 million associated with variable interest entities at December 31, 2025 and December 31, 2024, respectively)	$621,093	$375,416
Restricted cash and cash equivalents (including $117.6 million and $98.8 million associated with variable interest entities at December 31, 2025 and December 31, 2024, respectively)	146,314	124,220
Loans at fair value (including $6,522.9 million and $2,542.9 million associated with variable interest entities at December 31, 2025 and December 31, 2024, respectively)	6,647,882	2,630,274
Loans at amortized cost, net (including $4.1 million and $4.9 million of allowance for credit losses at December 31, 2025 and December 31, 2024, respectively; and $20.1 million and $19.8 million of deferred revenue at December 31, 2025 and December 31, 2024, respectively)	82,884	84,332
Property at cost, net of depreciation	12,589	10,519
Intangible assets, net (Note 3)	30,268	—
Operating lease right-of-use assets	15,104	13,878
Prepaid expenses and other assets	66,954	32,068
Total assets	$7,623,088	$3,270,707
Liabilities
Accounts payable and accrued expenses	$284,514	$72,088
Operating lease liabilities	25,283	24,188
Notes payable, net (including $5,739.1 million and $2,128.0 million associated with variable interest entities at December 31, 2025 and December 31, 2024, respectively)	5,818,761	2,199,448
Senior notes, net	698,562	281,552
Income tax liability	152,138	114,068
Total liabilities	6,979,258	2,691,344

Commitments and contingencies (Note 12)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding (liquidation preference - $40.0 million) at December 31, 2025 and December 31, 2024 (Note 6) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 6)	—	50,000

Shareholders' Equity
Series B preferred stock, no par value, 3,584,131 shares issued and outstanding at December 31, 2025 (liquidation preference - $89.6 million); 3,301,179 shares issued and outstanding at December 31, 2024 (liquidation preference - $82.5 million) (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 14,922,462 and 14,904,192 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	102,276	98,278
Retained earnings	506,424	394,628
Total shareholders’ equity attributable to Atlanticus Holdings Corporation	608,700	492,906
Noncontrolling interests	(4,870)	(3,543)
Total equity	603,830	489,363
Total liabilities, shareholders' equity and temporary equity	$7,623,088	$3,270,707

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	For the Year Ended
	December 31,
	2025	2024
Revenue and other income:
Consumer loans, including past due fees	$1,403,646	$979,814
Fees and related income on earning assets	452,304	269,771
Other revenue	112,410	60,370
Total operating revenue and other income	1,968,360	1,309,955
Other non-operating income	39	1,489
Total revenue and other income	1,968,399	1,311,444

Interest expense	(301,903)	(160,173)
Provision for credit losses	(6,235)	(16,368)
Changes in fair value of loans	(1,103,055)	(733,471)
Net margin	557,206	401,432

Operating expenses:
Salaries and benefits	(69,572)	(50,143)
Card and loan servicing	(160,846)	(118,400)
Marketing and solicitation	(113,265)	(56,186)
Depreciation and amortization	(5,808)	(2,715)
Other	(48,002)	(35,411)
Total operating expenses	(397,493)	(262,855)
Income before income taxes	159,713	138,577
Income tax expense	(39,104)	(28,471)
Net income	120,609	110,106
Net loss attributable to noncontrolling interests	1,595	1,190
Net income attributable to controlling interests	122,204	111,296
Preferred stock and preferred unit dividends and discount accretion	(10,408)	(23,928)
Net income attributable to common shareholders	$111,796	$87,368
Net income attributable to common shareholders per common share—basic	$7.40	$5.92
Net income attributable to common shareholders per common share—diluted	$5.96	$4.77

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Temporary Equity

For the Years Ended December 31, 2025 and 2024

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2024	3,256,561	$—	14,603,563	$—	$87,415	$307,260	$(2,258)	$392,417	$40,000	$100,250
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	—	(250)	—	(250)	—	250
Series A preferred stock dividends ($1.50 dividend per share per quarter)	—	—	—	—	—	(2,400)	—	(2,400)	—	—
Series B preferred stock dividends ($0.48 dividend per share per quarter)	—	—	—	—	—	(6,274)	—	(6,274)	—	—
Class B preferred units dividends ($0.04 dividend per share per quarter)	—	—	—	—	—	(15,004)	—	(15,004)	—	—
Stock option exercises and proceeds related thereto	—	—	49,682	—	984	—	—	984	—	—
Compensatory stock issuances, net of forfeitures	—	—	205,301	—	—	—	—	—	—	—
Issuance of common stock	—	—	125,000	—	7,074	—	—	7,074	—	—
Issuance of series B preferred stock, net	44,618	—	—	—	1,082	—	—	1,082	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(148)	(148)	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	53	53	—	—
Stock-based compensation costs	—	—	—	—	3,897	—	—	3,897	—	—
Redemption and retirement of preferred shares and preferred units	—	—	—	—	—	—	—	—	—	(50,500)
Redemption and retirement of common shares	—	—	(79,354)	—	(2,174)	—	—	(2,174)	—	—
Net income (loss)	—	—	—	—	—	111,296	(1,190)	110,106	—
Balance at December 31, 2024	3,301,179	$—	14,904,192	$—	$98,278	$394,628	$(3,543)	$489,363	$40,000	$50,000
Series A preferred stock dividends ($1.50 dividend per share per quarter)	—	—	—	—	—	(2,400)	—	(2,400)	—	—
Series B preferred stock dividends ($0.48 dividend per share per quarter)	—	—	—	—	—	(6,608)	—	(6,608)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(1,400)	—	(1,400)	—	—
Stock option exercises and proceeds related thereto	—	—	72,541	—	1,435	—	—	1,435	—	—
Compensatory stock issuances, net of forfeitures	—	—	109,109	—	—	—	—	—	—	—
Issuance of common stock	—	—	200,000	—	11,589	—	—	11,589	—	—
Issuance of series B preferred stock, net	282,952	—	—	—	6,246	—	—	6,246	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	268	268	—	—
Stock-based compensation costs	—	—	—	—	4,295	—	—	4,295	—	—
Redemption and retirement of preferred shares and preferred units	—	—	—	—	—	—	—	—	—	(50,000)
Redemption and retirement of common shares	—	—	(363,380)	—	(19,567)	—	—	(19,567)	—	—
Net income (loss)	—	—	—	—	—	122,204	(1,595)	120,609	—	—
Balance at December 31, 2025	3,584,131	$—	14,922,462	$—	$102,276	$506,424	$(4,870)	$603,830	$40,000	$—

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2025	2024
Operating activities
Net income	$120,609	$110,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	9,896	5,187
Provision for credit losses	6,235	16,368
Deferred income tax expense	38,654	30,493
Income from accretion of discount associated with Loans at amortized cost, net	(27,234)	(25,344)
Income from merchant fees associated with Loans at fair value	(197,166)	(144,344)
Changes in fair value of loans	1,103,055	733,471
Change in bank partner fees carried at fair value	5,830	1,448
Amortization of debt issuance costs	18,461	11,828
Stock-based compensation costs	4,295	3,897
Changes in assets and liabilities:
Decrease in lease liability	(3,497)	(3,014)
Increase in uncollected fees on earning assets	(446,934)	(269,914)
Increase (decrease) in income tax liability	(584)	(2,251)
Increase in accounts payable and accrued expenses	29,507	2,535
Other	(23,164)	(1,061)
Net cash provided by operating activities	637,963	469,405

Investing activities
Proceeds from recoveries on charged off receivables	71,524	44,109
Investments in earning assets	(4,436,183)	(2,628,894)
Proceeds from earning assets	2,930,682	1,839,543
Acquisition of Mercury (net of cash acquired)	(72,863)	—
Purchases and development of property	(5,024)	(1,789)
Net cash used in investing activities	(1,511,864)	(747,031)

Financing activities
Noncontrolling interests contributions	268	53
Noncontrolling interests distributions	—	(148)
Proceeds from issuance of common stock	11,589	7,074
Proceeds from issuance of Series B preferred stock, net of issuance costs	6,246	1,082
Preferred stock and preferred unit dividends	(12,433)	(25,741)
Proceeds from exercise of stock options	1,435	984
Purchase and retirement of outstanding stock and preferred units	(69,567)	(52,674)
Proceeds from issuance of Senior notes, net of issuance costs	425,606	135,252
Proceeds from borrowings	3,509,593	893,971
Repayment of borrowings	(2,731,065)	(566,244)
Net cash provided by financing activities	1,141,672	393,609
Net increase in cash and cash equivalents and restricted cash and cash equivalents	267,771	115,983
Cash and cash equivalents and restricted cash equivalents at beginning of period	499,636	383,653
Cash and cash equivalents and restricted cash equivalents at end of period	$767,407	$499,636
Cash and cash equivalents, and restricted cash and cash equivalents at end of period
Unrestricted cash and cash equivalents	$621,093	$375,416
Restricted cash and cash equivalents	146,314	124,220
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$767,407	$499,636
Supplemental cash flow information
Cash paid for interest	$268,390	$145,669
Cash paid for income taxes, net of refunds	$1,034	$229
Accretion of discount associated with issuance of subsidiary equity	$—	$250
Decrease in accrued and unpaid preferred stock and preferred unit dividends	$(2,025)	$(2,063)
Noncash investing and financing
Cash assumed upon acquisition of Mercury	$93,664	$—

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing $50 billion in consumer loans over more than 30 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. General purpose credit cards use the Aspire, Imagine, Mercury and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing that focus exclusively on consumers with higher FICO scores. Atlanticus’ decisioning platform is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

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

On  September 11, 2025, the Company closed the acquisition of all outstanding equity interests of Mercury Financial LLC (“Mercury”), a leading data- and tech-centric credit card platform utilized by bank partners to provide credit cards to near-prime consumers in the U.S. The acquisition aligns with Atlanticus’ strategic objective to expand its consumer credit offerings and increase scale within its credit card operations. At the closing, Mercury became a wholly owned subsidiary of the Company.

The total purchase consideration was approximately $166.5 million in cash. In addition to the purchase consideration, the seller has the opportunity under the purchase agreement to receive earn out payments for up to three years following the closing of the acquisition in an amount equal to 75% of the amount by which the charge-offs of Mercury’s acquired receivables are less than agreed-upon charge-off levels over a limited period of time. We have determined the contingent consideration meets the definition of a derivative instrument under Accounting Standards Codification ("ASC") 815, "Derivatives and Hedging". We have recorded a fair value liability of $40.0 million, associated with the derivative, within Accounts payable and accrued expenses on the accompanying consolidated balance sheets, calculated using internally-developed estimates. These estimates on performance of the acquired portfolio include expected credit losses, payment rates, servicing costs, discount rates and yields earned on our general purpose credit card receivables. See Note 7, "Fair Values of Assets and Liabilities" for more information.

As a result of the acquisition, the Company added approximately $3.2 billion in gross credit card receivables, assumed $2.8 billion in collateralized debt and increased the number of customers served on behalf of our bank partners by 1.3 million. Additionally, the Company acquired certain identifiable finite-lived intangible assets primarily associated with internally developed software. The Company expensed approximately $2.5 million of acquisition costs and approximately $4.3 million of one-time severance costs within Other expense and Salaries and benefits, respectively, within the CaaS segment, during the year ended December 31, 2025. The consolidated statement of operations includes, for the year ended December 31, 2025, Mercury’s operating results from September 11, 2025 through December 31, 2025. For that period, Mercury contributed approximately $309.0 million of revenue and $6.2 million of net income. See Note 7 "Fair Values of Assets and Liabilities" and Note 11 "Notes Payable" for more information on the acquired credit card receivables and assumed debt obligations and see Note 3 "Significant Accounting Policies and Consolidated Financial Statement Components" for more information on our finite-lived intangible assets.

The acquisition was accounted for as an asset acquisition under ASC 805, "Business Combinations" as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets. Fair values of assets acquired and liabilities assumed were determined using management estimates and third-party valuations (e.g., replacement cost method).

3.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements. The consolidated financial statements furnished have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables, significantly affect the reported amount (and changes thereon) of our Loans at fair value and certain Accounts payable and accrued expenses (carried at fair value), on our consolidated balance sheets and consolidated statements of income.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s policy is to consolidate the financial statements of entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by evaluating whether the entity is a voting interest entity or variable interest entity ("VIE") and if the accounting guidance requires consolidation. For more information on the Company's VIEs, see Note 9 "Variable Interest Entities".

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

Loans, Interest and Fees Receivable

We maintain two categories of Loans on our consolidated balance sheets: those that are carried at fair value (Loans at fair value) and those that are carried at net amortized cost (Loans at amortized cost). For our Loans at fair value (within our CaaS segment), we discontinue the recognition of interest and fees when the receivable becomes contractually 90 or more days past due. For our Loans at amortized cost (within our Auto Finance segment), we continue interest and fee billings until the time of charge-off if there is adequate value associated with the underlying asset serving as collateral for the receivable. Once a loan discontinues accruing interest and fees it is ineligible to return to accrual status. We charge off receivables underlying our Loans at fair value, against our Changes in fair value of loans, when they become contractually more than 180 days past due, or 120 days past due if they are enrolled in an installment loan product. We charge off our Loans at amortized cost receivables, against our Allowance for credit losses, when they become contractually between 120 and 180 days past due. For all of our receivables portfolios, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or estate large enough to pay the debt in full.

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

Loans at amortized cost, net. Our loans at amortized cost, net, currently consist of receivables associated with our Auto Finance segment’s operations and are presented in the consolidated balance sheets net of the related allowance for credit losses and deferred revenue. We purchased auto loans with outstanding principal of $196.7 million and $209.6 million for the years ended December 31, 2025 and 2024, respectively, through our prequalified network of independent automotive dealers and automotive finance companies.

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

Certain of our loans at amortized cost also contain components of deferred revenue related to loan discounts on the purchase of our auto finance receivables. As of December 31, 2025 and December 31, 2024, the weighted average remaining accretion period for the $20.1 million and $19.8 million of deferred revenue reflected in the consolidated balance sheets was 22 and 24 months, respectively.

A roll-forward (in millions) of our allowance for credit losses by class of receivable is as follows:

For the Year Ended December 31,	2025			2024
	Notes Receivable	Auto Finance	Total	Notes Receivable	Auto Finance	Total
Allowance for credit losses:
Balance at beginning of period	$(5.9)	$(4.9)	$(10.8)	$—	$(1.8)	$(1.8)
Provision for credit losses(1)	(2.1)	(4.1)	(6.2)	(5.9)	(10.5)	(16.4)
Charge-offs	—	7.5	7.5	—	9.9	9.9
Recoveries	—	(2.6)	(2.6)	—	(2.5)	(2.5)
Balance at end of period	$(8.0)	$(4.1)	$(12.1)	$(5.9)	$(4.9)	$(10.8)

1) For the years ended December 31, 2024 and 2025, we recorded a provision for credit losses associated with our notes receivable from consumer technology platforms that are included in Prepaid expenses and other assets on our consolidated balance sheets.

	December 31,	December 31,
As of	2025	2024
Allowance for credit losses:
Balance of Notes Receivable at end of period individually evaluated for impairment	$(8.0)	$(5.9)
Balance of Auto Finance at end of period individually evaluated for impairment	$(0.6)	$(1.2)
Balance of Auto Finance at end of period collectively evaluated for impairment	$(3.5)	$(3.7)
Loans at amortized cost:
Loans at amortized cost	$107.1	$109.0
Loans at amortized cost individually evaluated for impairment	$1.1	$1.5
Loans at amortized cost collectively evaluated for impairment	$106.0	$107.5

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

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans at amortized cost (in millions) as of December 31, 2025 and December 31, 2024 is as follows:

	December 31,	December 31,
As of	2025	2024
30-59 days past due	$9.1	$7.6
60-89 days past due	3.2	3.2
90 or more days past due	3.0	4.7
Delinquent loans at amortized cost	15.3	15.5
Current loans at amortized cost	91.8	93.5
Total loans at amortized cost	$107.1	$109.0
Balance of loans greater than 90-days delinquent still accruing interest and fees	$2.6	$3.7

Loan Modifications and Restructurings

We review our Loans at amortized cost, net, associated with our Auto Finance segment’s operations to determine if any modifications for borrowers experiencing financial difficulty were made that would qualify the receivable as a Financial Difficulty Modification ("FDM"). This could include a restructuring of the loan terms to alleviate the burden of the borrower's near-term cash requirements, such as a modification of terms to reduce or defer cash payments to help the borrower attempt to improve its financial condition. For the years ended December 31, 2025 and 2024, no Loans at amortized cost qualified as a FDM.

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

We periodically review our property to determine if it is impaired. We incurred no impairment costs in the years ended December 31, 2025 and 2024.

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

December 31,
As of	2025
Intangible assets - gross carrying amount	$32,430
Accumulated amortization	(2,162)
Net carrying amount	$30,268

Amortization expense related to these finite-lived intangible assets was $2.2 million for the year ended December 31, 2025, and is included within depreciation and amortization in the consolidated statements of income. Aggregate amortization expense of our intangible assets for the next five years is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2026	$6,486
2027	6,486
2028	6,486
2029	6,486
2030	4,324
Total amortization expense	30,268

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

Rewards Liability

Certain of our credit card accounts are associated with customer reward programs, which allow the customer to earn rewards that can be redeemed for statement credits, gift cards, cash back or applied against purchases on certain online platforms. The amount of reward that a customer earns varies based on the terms and conditions of the reward program and product. When rewards are earned by a customer, rewards expense is recorded as an offset to interchange income, as a component of Other revenue (on our Consolidated Statements of Income), with a corresponding increase to the customer rewards liability within Accounts payable and accrued expenses (on our Consolidated Balance Sheets). The customer rewards liability is computed based on the estimated redemption cost of rewards earned and is reduced as rewards are redeemed. In estimating the customer rewards liability, the Company considers historical redemption and spending behavior, as well as the terms and conditions of the reward programs, among other factors. The Company expects that the majority of rewards earned by customers will eventually be redeemed.

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

For the Year Ended December 31, 2025	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$32,354	$—	$32,354
Servicing income	23,241	729	23,970
Service charges and other customer related fees	56,053	33	56,086
Total Other revenue	111,648	762	112,410
Merchant fees (2)	197,166	—	197,166
Total revenue from contracts with customers	$308,814	$762	$309,576

For the Year Ended December 31, 2024	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$19,317	$—	$19,317
Servicing income	9,363	752	10,115
Service charges and other customer related fees	30,881	57	30,938
Total Other revenue	59,561	809	60,370
Merchant fees (2)	144,344	—	144,344
Total revenue from contracts with customers	$203,905	$809	$204,714

(1) Interchange revenue is presented net of customer reward expense and includes network incentives for credit card transactions processed through interchange networks.

(2) Merchant fees are included Consumer loans, including past due fees on our consolidated statements of income.

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

Acquisitions

The Company follows the guidance in ASC 805, "Business Combinations", for determining the appropriate accounting treatment for acquisitions. Accounting Standards Update ("ASU") 2017-01, "Clarifying the Definition of a Business", provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screening test is not met, the set is considered a business based on whether there are inputs and substantive processes in place. Based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or an asset acquisition, the accounting treatment is derived.

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

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies existing interim disclosure requirements and establishes a principle requiring entities to disclose events that occur after the end of the most recent annual reporting period that have a material impact on the entity. The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments are applied prospectively. We are currently evaluating the potential impact of adopting this new guidance on our financial statements and disclosures but the new guidance is not expected to have a significant impact to the Company’s consolidated financial statements when adopted.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The ASU requires purchased seasoned loans to be accounted for using a gross-up approach, which is intended to enhance comparability in accounting for acquired financial assets. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our financial statements and disclosures but the new guidance is not expected to have a significant impact to the Company’s consolidated financial statements when adopted.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets", which improves transparency to provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The new guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual periods. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our financial statements and disclosures but the new guidance is not expected to have a significant impact to the Company’s consolidated financial statements when adopted.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement. Instead, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 and early adoption of the amendments is permitted. We are currently evaluating the potential impact of adopting this new guidance on our financial statements and disclosures but the new guidance is not expected to have a significant impact to the Company’s consolidated financial statements when adopted.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("Topic 740"). Topic 740 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliations, (ii) the income (loss) from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and local, and foreign jurisdictions). Among other changes, Topic 740 also requires entities to disclose their income tax payments to federal, state and local, and foreign jurisdictions, among other changes. The guidance was effective for annual periods beginning after December 15, 2024. We adopted ASU 2023-09 for the year ended December 31, 2025, and elected to apply the standard retrospectively to all periods presented. Adoption of this standard did not have a material effect on our consolidated financial statements, but it did result in additional income tax disclosures within Note 13 "Income Taxes" to our consolidated financial statements.

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

Our CaaS segment includes the operations of three operating segments aggregated into one reportable segment which includes our private label credit, our general purpose credit card receivables and those general purpose credit card receivables acquired as part of our acquisition of Mercury, all of which, through our bank partners, provide financing solutions to consumers. Our Auto Finance reportable segment purchases and/or service loans secured by automobiles and provides other financing options to independent automotive dealers and automotive finance companies. These two reportable segments were determined by management based on the characteristics of the underlying products, management structures and expected returns.

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

Reportable segment information (in thousands) is as follows:

Year Ended December 31, 2025	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$1,366,121	$37,525	$1,403,646
Fees and related income on earning assets	450,929	1,375	452,304
Other revenue	111,648	762	112,410
Total operating revenue and other income	1,928,698	39,662	1,968,360
Other non-operating income	39	—	39
Total revenue and other income	1,928,737	39,662	1,968,399
Interest expense	(299,936)	(1,967)	(301,903)
Provision for credit losses	(2,052)	(4,183)	(6,235)
Changes in fair value of loans	(1,103,055)	—	(1,103,055)
Net margin	523,694	33,512	557,206
Operating expenses:
Salaries and benefits	(64,628)	(4,944)	(69,572)
Card and loan servicing	(147,693)	(13,153)	(160,846)
Marketing and solicitation	(113,148)	(117)	(113,265)
Depreciation	(5,733)	(75)	(5,808)
Other	(43,613)	(4,389)	(48,002)
Total operating expenses	(374,815)	(22,678)	(397,493)
Income before income taxes	$148,879	$10,834	$159,713
Total assets	$7,535,800	$87,288	$7,623,088

Year Ended December 31, 2024	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$939,514	$40,300	$979,814
Fees and related income on earning assets	269,688	83	269,771
Other revenue	59,561	809	60,370
Total operating revenue and other income	1,268,763	41,192	1,309,955
Other non-operating income	334	1,155	1,489
Total revenue and other income	1,269,097	42,347	1,311,444
Interest expense	(157,178)	(2,995)	(160,173)
Provision for credit losses	(5,832)	(10,536)	(16,368)
Changes in fair value of loans	(733,471)	—	(733,471)
Net margin	372,616	28,816	401,432
Operating expenses:
Salaries and benefits	(45,283)	(4,860)	(50,143)
Card and loan servicing	(105,149)	(13,251)	(118,400)
Marketing and solicitation	(56,062)	(124)	(56,186)
Depreciation	(2,641)	(74)	(2,715)
Other	(31,082)	(4,329)	(35,411)
Total operating expenses	(240,217)	(22,638)	(262,855)
Income before income taxes	$132,399	$6,178	$138,577
Total assets	$3,181,428	$89,279	$3,270,707

5.	Shareholders’ Equity and Preferred Stock

During the years ended December 31, 2025 and 2024, we repurchased and contemporaneously retired 363,380 shares and 79,354 shares of our common stock at an aggregate cost of $19.6 million and $2.2 million, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

No shares of Series B Preferred Stock were repurchased in the years ended December 31, 2025 and 2024.

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

During the years ended December 31, 2025 and 2024, we sold 282,952 shares and 44,618 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $6.3 million and $1.1 million, respectively. During the years ended December 31, 2025 and 2024, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the years ended December 31, 2025 and 2024, we sold $38.9 million and $24.9 million, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $38.2 million and $24.6 million, respectively.

During the years ended December 31, 2025 and 2024, we sold 200,000 common shares and 125,000 common shares, respectively, under the Company’s Common Stock ATM Program for net proceeds of $11.6 and $7.1 million, respectively.

6.	Redeemable Preferred Stock

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company ("Dove"). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable as declared, and in preference to any dividends on common stock and Series B preferred stock, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of holders of a majority of the shares of Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof. Upon the election by the holders of a majority of the shares of Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the consolidated balance sheets. Dividends paid on the Series A Preferred Stock are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. The common stock issuable upon conversion of Series A Preferred Stock is included in our calculation of Net income attributable to common shareholders per share—diluted. See Note 14, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

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

On November 14, 2019, a wholly owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carried a 16% preferred return to be paid quarterly. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction were used for general corporate purposes. During the year ended December 31, 2024, we redeemed 50.5 million of the Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In March 2025, we redeemed the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In periods where present, we have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units were deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 14, "Net Income Attributable to Controlling Interests Per Common Share" for more information.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2025 and December 31, 2024 fair values and carrying amounts of (1) our assets that are carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of December 31, 2025 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$97,539	$82,884
Loans at fair value	$—	$—	$6,647,882	$6,647,882

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

Assets – As of December 31, 2024 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$95,871	$84,332
Loans at fair value	$—	$—	$2,630,274	$2,630,274

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our consolidated statements of income as a component of Changes in fair value of loans. Variations in the three month U.S. Treasury bill rate over the measurement period are used to determine the portion of change in fair value considered to be attributable to changes in instrument-specific credit risk. These variations are applied to the period end discount rate we use to determine fair value. For our loans included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs. For the years ended December 31, 2025 and 2024, we estimate the portion of fair value changes considered to be attributable to changes in instrument-specific credit risk to be $8.6 million and $14.3 million, respectively.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the years ended December 31, 2025 and 2024:

	Loans at Fair Value
	2025		2024
Balance at January 1,		$2,630,274		$2,173,759
Acquisition of Mercury receivables at fair value		3,018,211		-
Changes in fair value of loans at fair value, included in earnings	(48,041)		129,832
Changes in fair value due to current period principal charge-offs, net of recoveries (1)	(723,875)		(611,319)
Changes in fair value due to current period finance and fee charge-offs (1)	(331,139)		(251,984)
Total Changes in fair value of loans (2)		(1,103,055)		(733,471)
Purchases		4,463,665		2,580,684
Finance and fees, added to the account balance		1,657,215		1,080,950
Settlements		(4,018,428)		(2,471,648)
Balance at December 31,(3)		$6,647,882		$2,630,274
Aggregate unpaid gross balance of loans carried at fair value		$6,940,489		$2,724,782
Change in unrealized losses for the period included in earnings (or changes in net assets) for assets held at the end of the period		$(48,041)		$129,832

(1)	Reflects the current period charge-offs (net of recoveries) of loans at fair value.
(2)	Total Changes in fair value of loans is included in our consolidated statements of income.
(3)	As of December 31, 2025 and December 31, 2024, the aggregate unpaid principal balance included within loans at fair value was $6,473 million and $2,473 million, respectively.

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

In cases where we acquire receivables below market rates, we charge merchant fees to our retail partners to facilitate the transaction and ensure we earn adequate returns. These merchant fees are based on the value of the goods purchased from our retail partners, the consumer’s credit risk and the terms of our bank partners' related product offering. These fees are recognized upon completion of our services, which coincides with the funding of the loan by our bank partners, in Consumer loans, including past due fees on our consolidated statements of income. These merchant fees often offset the negative impact of the initial acquisition of the underlying receivable. As such, it is not always necessary for us to collect the aggregate unpaid gross balance of the underlying receivable to achieve desired returns.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2025 and 2024 fair values and carrying amounts of our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Bank partner fees	$—	$—	$28,668	$28,668
Contingent consideration	$—	$—	$40,000	$40,000
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$5,972,582	$5,813,474
Amortizing debt facilities	$—	$—	$5,287	$5,287
Senior notes, net	$317,364	$—	$392,000	$698,562

Liabilities – As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Bank partner fees	$—	$—	$13,644	$13,644
Loan purchase commitment	$—	$—	$285	$285
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$2,149,933	$2,193,993
Amortizing debt facilities	$—	$—	$5,455	$5,455
Senior notes, net	$281,703	$—	$—	$281,552

Bank partner fees. Bank partner fees carried at fair value in accordance with ASC 815, reflect the estimated fair value of future compensation we owe our bank partners associated with the regulatory oversight and other services they provide on our acquired receivables, the underlying accounts of which they continue to own and service. This compensation is based on both a fixed and variable component, dependent on the underlying performance of the acquired receivables. We estimate the present value of this compensation using internally-developed estimates of payment rates and discount rates. We recognize the fair value of these Bank partner fees within Card and loan servicing on the accompanying consolidated statements of income on the date we acquire the underlying receivable with the corresponding liability recorded within Accounts payable and accrued expenses on the accompanying consolidated balance sheets.

Contingent consideration. As part of our acquisition of Mercury, the seller has the opportunity under the purchase agreement to receive earn out payments for up to three years following the closing of the acquisition in an amount equal to 75% of the amount by which the charge-offs of Mercury’s acquired receivables are less than agreed-upon charge-off levels over a limited period of time. We have determined the contingent consideration meets the definition of a derivative instrument not designated as a hedge under ASC 815. We have recorded the derivative at fair value within Accounts payable and accrued expenses on the accompanying consolidated balance sheets, calculated using internally-developed estimates in a Monte Carlo simulation. For each simulation path, the contingent consideration payments are calculated based on the contractual terms, and then discounted at the term-matched risk free rate plus a credit spread.  The value of the contingent consideration is calculated as the average present value over all simulated paths. Key assumptions used in the projection included the expected charge off rates and estimated volatility of these charge off rates. We recognize changes in the fair value of this contingent consideration within Other operating expense on the accompanying consolidated statements of income with the corresponding liability recorded within Accounts payable and accrued expenses on the accompanying consolidated balance sheets.

For our credit and debt facilities where market prices are not available, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities. We have evaluated the fair value of our third party debt by analyzing repayment terms and credit spreads included in our recent financing arrangements to those of our existing facilities. See Note 11, "Notes Payable," for further discussion on our other notes payable.

For Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the years ended December 31, 2025:

	Fair Value at			Fair Value at
	January 1, 2025	Acquisition of Mercury	Changes in fair value of liabilities, included in earnings	December 31, 2025
Bank partner fees	$13,644	$9,194	$5,830	$28,668
Contingent consideration	$-	$40,000	$-	$40,000

The following key unobservable assumptions were used in the fair value measurement of our liabilities carried at fair value:

	December 31, 2025
	Range	Weighted Average
Bank partner fees
Customer Payment Rate	5.7% - 10.1%	8.4%
Discount Rate	8.5% - 12.5%	9.7%

Contingent consideration
Charge-off rate	16.2%-24.0%	19.8%
Charge-off volatility	15%	15.0%

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2025 and December 31, 2024 concerning certain assets and liabilities we carry at fair value are as follows:

	Loans at Fair Value Pledged as Collateral under Structured Financings
	As of December 31, 2025	As of December 31, 2024
Aggregate unpaid gross balance of loans carried at fair value	$6,940,489	$2,724,782
Aggregate unpaid principal balance included within loans at fair value	$6,472,891	$2,472,999
Aggregate fair value of loans at fair value	$6,647,882	$2,630,274
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$57,624	$32,781
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$330,032	$145,099

8.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2025	2024
Data processing and telephone equipment	$1,484	$871
Software	1,848	1,848
Furniture and fixtures	4,060	3,468
Leasehold improvements	8,725	6,106
Other	9,236	7,576
Total cost	25,353	19,869
Less accumulated depreciation	(12,764)	(9,350)
Property, net	$12,589	$10,519

Depreciation expense totaled $3.6 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively.

9.	Variable Interest Entities

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

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	December 31, 2025	December 31, 2024
Unrestricted cash and cash equivalents	$209.6	$140.2
Restricted cash and cash equivalents	117.6	98.8
Loans at fair value	6,522.9	2,542.9
Total Assets held by VIEs	$6,850.1	$2,781.9
Notes Payable, net held by VIEs	$5,739.1	$2,128.0

10.	Leases

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

	For the Year Ended December 31,
	2025	2024
Operating lease cost, gross	$3,555	$2,541
Sublease income	(99)	(98)
Net Operating lease cost	$3,456	$2,443
Cash paid under operating leases, gross	$3,497	$3,014

Weighted average remaining lease term - months	95	112
Weighted average discount rate	6.8%	7.1%

As of December 31, 2025, scheduled payments of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2026	$5,112	$(42)	$5,070
2027	4,377	—	4,377
2028	3,751	—	3,751
2029	3,555	—	3,555
2030	3,567	—	3,567
Thereafter	13,187	—	13,187
Total lease payments	33,549	(42)	33,507
Less imputed interest	(8,266)
Operating lease liabilities	$25,283

As part of our recent acquisition of Mercury, we assumed two separate operating leases for offices in Wilmington, Delaware and Austin, Texas. The leases cover approximately 30,000 square feet combined and have remaining terms of approximately 2 and 1 years, respectively. Obligations under these leases are included in the tables above. A right-of-use asset and liability was recorded associated with these leases.

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

We exercised an expansion right under the Headquarters lease to add an additional 26,133 square feet (the "Expansion space") at our corporate headquarters. The Expansion space term commenced on December 23, 2024. The Expansion space co-terminates with the Headquarters lease. The other lease terms for the Expansion space are the same as those for the initial space leased under the Headquarters lease. The total remaining commitment under the Headquarters lease and Expansion space lease is approximately $30.1 million and is included in the table above.

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2025, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

11.	Notes Payable

Maturities and paydown requirements on notes payable, senior notes and other debt are as follows (in millions):

	Revolving credit facilities	Senior Notes and Other debt	Total
2026	$688.1	$141.0	$829.1
2027	$2,010.4	$-	$2,010.4
2028	$1,411.9	$-	$1,411.9
2029	$1,238.9	$181.0	$1,419.9
2030	$493.1	$400.0	$893.1

Notes Payable, at Face Value

Notes payable outstanding (as amended) as of December 31, 2025 and December 31, 2024 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

					Outstanding as of
					December 31, 2025	December 31, 2024

Revolving credit facilities at a weighted average interest rate equal to 7.1% as of December 31, 2025 (7.0% as of December 31, 2024) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $7,340.6 million as of December 31, 2025 ($2,723.5 million as of December 31, 2024)

	Maturity date	Interest rate (6)	Amortization period (months) (7)	Committed capacity
Revolving credit facility (1) (2)	December 2028	SOFR plus 2.25%-2.60%	—	$65.0	$24.9	$36.1
Revolving credit facility (2) (3)	January 2028	SOFR plus 3.00%	—	50.0	—	49.8
Revolving credit facility (2) (3)	July 2026	Term SOFR plus 3.60%	—	75.0	74.6	74.6
Revolving credit facility (2) (3)	April 2028	Term SOFR plus 2.85%	—	40.0	12.2	14.5
Revolving credit facility (2) (3)	March 2028	Prime Rate	12	75.0	51.1	50.0
Revolving credit facility (2) (3) (4)	May 2030	Fixed 6.33%	18	325.0	325.0	325.0
Revolving credit facility (2) (3) (4)	August 2027	Term SOFR plus 1.80%-6.85%	12	158.3	31.7	—
Revolving credit facility (2) (3)	August 2027	Term SOFR plus 3.50%	—	25.0	—	12.5
Revolving credit facility (3) (4)	September 2029	Fixed 9.51%	18	300.0	300.0	300.0
Revolving credit facility (3) (4)	November 2029	Fixed 8.86%	18	250.0	250.0	250.0
Revolving credit facility (3) (4)	July 2030	Fixed 7.78%	18	100.0	100.0	100.0
Revolving credit facility (3) (4)	September 2029	Fixed 6.60%	18	200.0	200.0	—
Revolving credit facility (3) (4)	September 2027	Commercial paper rate (3.99%) plus 2.00%	18	200.0	100.0	—
Revolving credit facility (3) (4)	December 2030	Fixed 6.76%	18	350.0	350.0	—
Revolving credit facility (3) (4)	January 2031	Fixed 6.74%	18	125.0	125.0	—
Revolving credit facility (3) (4)	February 2030	Fixed 5.82%	18	200.0	200.0	—
Revolving credit facility (3) (4) (5)	April 2029	Term SOFR plus 2.40%-7.80%	12	361.9	361.9	—
Revolving credit facility (3) (4) (5)	July 2029	Commercial paper rate (3.99% as of December 31, 2025) plus 2.25% OR Term SOFR plus 8.15% based on class of notes	18	379.1	223.0	—
Revolving credit facility (3) (4) (5)	July 2029	Fixed 7.46%	18	700.0	700.0	—
Revolving credit facility (3) (4) (5)	April 2029	Commercial paper rate (4.09% as of December 31, 2025) plus 2.15% OR Term SOFR plus 8.50% dependent on class of notes	18	374.0	313.0	—
Revolving credit facility (3) (4) (5)	June 2027	Term SOFR plus 2.00%-7.50%	12	500.0	500.0	—
Revolving credit facility (3) (4)	May 2031	Fixed 7.02%	18	300.0	300.0	—
Revolving credit facility (3) (4)	September 2031	Fixed 6.90%	18	500.0	500.0	—
Revolving credit facility (3) (4)	December 2031	Fixed 6.00%	18	750.0	750.0	—
Revolving credit facility	July 2028	Term SOFR plus 3.00%	—	50.0	50.0	—
Revolving credit facility (2) (3)	November 2026	Term SOFR plus 3.75%	8	100.0	—	—
Revolving credit facility (2) (3)	March 2029	Term SOFR plus 2.50%	18	125.0	—	—

Other facilities
Other debt					5.3	5.5
Total notes payable before unamortized debt issuance costs and discounts					5,847.7	1,218.0
Unamortized debt issuance costs and discounts					(28.9)	(21.9)
Total notes payable outstanding, net					$5,818.8	$1,196.1

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	Loans are associated with VIEs. See Note 9, "Variable Interest Entities" for more information.
(4)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
(5)	Notes payable assumed as part of acquisition of Mercury.
(6)	For fixed rate debt instruments, interest rate is shown as a weighted average. Rates shown do not include the impact of the amortization of debt issuance costs or debt discounts.
(7)	Amortization period (months) reflects the scheduled paydown period prior to the stated Maturity date.

As of December 31, 2025, the Prime Rate was 6.75%, the Term Secured Overnight Financing Rate ("Term SOFR") was 3.69% and the Secured Overnight Financing Rate ("SOFR") was 3.87%.

Revolving loans in the table above may be drawn upon to the extent of outstanding eligible receivables. Revolving loans are also subject to some or all of the following affirmative covenants (among others): coverage ratios, leverage ratios, liquidity, eligibility, payment, delinquency, charge off or collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. As of December 31, 2025, we were in compliance with the covenants underlying our various notes payable and credit facilities.

The following facilities were repaid during the period:

In June 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS. The facility was repaid in November 2025 ($300.0 million outstanding at December 31, 2024).

In November 2021, we (through a wholly owned subsidiary) sold $300.0 million of ABS. The facility was repaid in May 2025 ($283.3 million outstanding at December 31, 2024).

In September 2022, we (through a wholly owned subsidiary) sold $100.0 million of ABS. The facility was repaid in July 2025 ($100.0 million outstanding at December 31, 2024).

In November 2023, we (through a wholly owned subsidiary) sold $150.0 million of ABS. The facility was repaid in November 2025 ($150.0 million outstanding at December 31, 2024).

In July 2024, we (through a wholly owned subsidiary) sold $150.0 million of ABS secured by certain private label credit receivables. In conjunction with this financing, we (through a wholly owned subsidiary) also entered a revolving credit facility with a $32.8 million revolving limit. The facilities were repaid April 2025 ($140.0 million and $30.0 million outstanding, respectively, at December 31, 2024).

Senior Notes, net

In November 2021, we issued $150.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the years ended December 31, 2025 and 2024 totaled $1.4 million and $1.4 million, respectively. We repurchased $12.5 million and $0.4 million of the outstanding principal amount of these 2026 Senior Notes in the years ended December 31, 2025 and 2024, respectively.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 2029 Senior Notes. In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the years ended December 31, 2025 and 2024 totaled $1.4 million and $0.8 million, respectively.

In August 2025, we issued $400.0 million principal amount of 9.750% Senior Notes due 2030 (the "2030 Senior Notes"). The 2030 Senior Notes bear interest at the rate of 9.75% per annum. Interest on the 2030 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The 2030 Senior Notes will mature on September 1, 2030. We are amortizing fees associated with the issuance of the 2030 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the year ended December 31, 2025 totaled $0.3 million.

The 2026 Senior Notes, 2029 Senior Notes and 2030 Senior Notes are collectively included on our consolidated balance sheet as "Senior Notes, net." See Note 5 "Shareholders' Equity and Preferred Stock" for more information.

12.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $6.9 billion at December 31, 2025. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of December 31, 2025, CAR had unfunded outstanding floor-plan financing commitments totaling $11.2 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines and is not unconditional.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $31.8 million remains pledged as of December 31, 2025 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of December 31, 2025, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period when we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling with our issuing bank partners in a credit protection program, which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $216.2 million as of December 31, 2025. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

Concentrations

We acquire all of our fair value receivables under agreements with three third-party originating institutions.

Our top five retail partnerships accounted for 85% of our private label credit receivables outstanding as of December 31, 2025. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns, growth (or contraction) within retail locations and consumer application volumes that retail partners may direct to our bank partners versus competitors that offer similar financing products. During the years ended December 31, 2025 and 2024, we had receivable purchases from our top five retail partners of the following (in millions):

	Gross Purchases for the Year Ended December 31,
Largest Retail Partners	2025	2024
1	$977.8	$605.3
2	$152.1	$170.3
3	$77.3	$89.8
4	$75.9	$73.9
5	$60.9	$45.3

Our general purpose credit card and private label credit receivables base is spread across individual consumers in the U.S. As of December 31, 2025, only one state (Texas) had receivables concentration in excess of 10% of our total pool of receivables.

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business. There are currently no pending legal proceedings that are expected to be material to us.

13.	Income Taxes

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The current and deferred portions (in thousands) of our federal, foreign, and state and local income tax expenses or benefits are as follows:

	For the Year Ended December 31,
	2025	2024
Federal income tax (expense):
Current tax benefit	$204	$1,916
Deferred tax (expense)	(32,138)	(24,946)
Total federal income tax (expense)	$(31,934)	$(23,030)
Foreign income tax (expense):
Current tax (expense)	$(119)	$(142)
Deferred tax (expense)	(4)	(1)
Total foreign income tax (expense)	$(123)	$(143)
State income tax (expense):
Current tax (expense) benefit	$(535)	$248
Deferred tax (expense)	(6,512)	(5,546)
Total state income tax (expense)	$(7,047)	$(5,298)
Total income tax (expense)	$(39,104)	$(28,471)

We experienced effective income tax rates of 24.2% and 20.4% for the years ended December 31, 2025, and December 31, 2024, respectively. Our effective income tax rate for the year ended December 31, 2025, is above the statutory rate principally due to our expenses for (1) state income taxes, including the effects of law changes enacted in the year ended December 31, 2025, in certain states in which we operate and (2) taxes on global intangible low-taxed income. Offsetting the foregoing items were the tax effects of deductions associated with (1) exercises of stock options and vestings of restricted stock at the times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) amounts characterized in our condensed consolidated financial statements as dividends on preferred stock (which was outstanding until its redemption in the first quarter of 2025), such amounts which constituted deductible interest expense on debt for tax purposes. Our effective income tax rate for the year ended December 31, 2024, is below the statutory rate principally due to the tax effects of deductions associated with (1) amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituted which deductible interest expense on debt for tax purposes and (2) a loss related to our unrecovered investment in a foreign subsidiary which ceased operations during the year and with respect to which we had used “permanently reinvested earnings” accounting in our consolidated financial statements.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of income. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. We recognized $0.2 million and $0.6 million in potential interest associated with uncertain tax positions during the years ended December 31, 2025, and December 31, 2024, respectively.

We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, for the year ended December 31, 2025, and elected to apply the standard retrospectively to all periods presented.

Reconciliations of the statutory U.S. federal income tax rate to our effective income tax rates for the years ended December 31, 2025, and December 31,2024, is presented accordingly as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2025		2024
Statutory federal rate	$33,875	21.0%	$29,351	21.0%
(Decrease) increase in statutory federal tax expense rate resulting from:
State and local income taxes, net of federal income tax effects (1)	5,635	3.5	4,223	3.0
Foreign tax effects	(262)	(0.2)	(287)	(0.2)
Effects of cross-border tax laws	385	0.2	430	0.3
Tax credits	(235)	(0.1)	(598)	(0.4)
Nontaxable or nondeductible items
Interest expense on preferred stock classified as debt for tax purposes	(294)	(0.2)	(3,151)	(2.3)
Loss on foreign subsidiary liquidation	—	—	(2,086)	(1.5)
Other	229	0.1	492	0.4
Changes in unrecognized tax benefits	(229)	(0.1)	97	0.1
Effective income tax expense rate	$39,104	24.2%	$28,471	20.4%

(1) State taxes in California, Georgia, Texas, and New Jersey comprised the majority of the tax effect in this category for the year ended December 31, 2025, and state taxes in California, Massachusetts, New York, and Colorado comprised the majority of the tax effect in this category for the year ended December 31, 2024.

	For the Year Ended December 31,
Income Taxes Paid, Net of Refunds, by Jurisdiction:	2025	2024
Federal	$700	$—
State and Local	190	122
Foreign	144	107
Total	$1,034	$229

Income taxes paid (net of refunds) exceed 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:
Foreign
Saipan	$110	$62
Guam	*	$45
State and Local
California	$240	*
Florida	$500	$280
Texas	$165	$26
New York City	*	$20
* Jurisdiction below the threshold for the period presented.

As of December 31, 2025, and December 31, 2024, the respective significant component (in thousands) of our deferred tax assets and liabilities (which are included as a component of our Income tax liability on our consolidated balance sheets) were:

	As of December 31,
	2025	2024
Deferred tax assets:
Capitalized research and experimentation expenditures and fixed assets	$2,303	$1,960
Provision for credit loss	4,971	4,640
Equity-based compensation	1,829	1,739
Accrued expenses	830	238
Credit card and other loans receivable fair value election differences	77,598	23,863
Other	1,519	1,485
Accruals for state taxes and interest associated with unrecognized tax benefits and unpaid accrued tax liabilities	229	271
Federal net operating loss carryforwards	108,737	58,225
Federal credit carryforwards	1,084	839
State tax benefits, primarily from net operating losses	27,414	24,756
Deferred tax assets, gross	$226,514	$118,016
Valuation allowances	(12,624)	(14,307)
Deferred tax assets net of valuation allowances	$213,890	$103,709
Deferred tax liabilities:
Prepaid expenses and other	$(3,121)	$(1,396)
Equity in income of equity-method investee	(1,672)	(1,291)
Market discount on loans	(366,522)	(219,762)
Deferred costs	0	(31)
Deferred tax (liabilities), gross	$(371,315)	$(222,480)
Deferred tax (liabilities), net	$(157,425)	$(118,771)

We undertook a detailed review of our deferred asset taxes and determined that valuation allowances were required for certain deferred tax assets in state jurisdictions within the U.S. We reduce our deferred tax assets by valuation allowances if it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences will be deductible. In making our valuation allowance determinations, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods, and the implementation of tax planning strategies. Because our valuation allowance evaluations require consideration of future events, significant judgment is required in making the evaluations, and our conclusions could be materially different from actual results if our expectations are not met. Our valuation allowances totaled $12.6 million and $14.3 million as of December 31, 2025, and December 31, 2024, respectively.

Certain of our deferred tax assets relate to federal and state net operating losses and federal tax credit carryforwards, and we have no other net other net operating loss, or credit carryforwards other than those noted herein. We have recorded a federal deferred tax asset of $109.8 million (based on indefinite-lived federal net operating loss carryforwards of $517.8 million and federal tax credit carryforwards of $1.1 million). We have recorded state deferred tax assets of $27.4 million based on state net operating loss carryforwards, some of which as indefinite-lived and some of which expire in various years beginning in 2026; valuation allowances of $12.6 million have been recorded, however, against the $27.4 million of such state deferred tax assets.

Our subsidiaries file federal, foreign, and state and local income tax returns. In the normal course of our business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S. and various U.S territories and states and local jurisdictions. With a few exceptions of a non-material nature, we are no longer subject to federal, state and local, or foreign tax examinations for years prior to 2021.

Reconciliations (in thousands) of our unrecognized tax benefits (excluding accrued interest related thereto of $0.2 million as of December 31, 2025, and $1.3 million as of December 31, 2024) from the beginning to the end of 2025 and 2024, respectively, are as follows:

	2025	2024
Balance at January 1,	$(711)	$(738)
Reductions based on tax positions related to prior years	89	72
Additions based on tax positions related to prior years	(181)	(8)
Additions based on tax positions related to the current year	(69)	(37)
Balance at December 31,	$(872)	$(711)

Our unrecognized tax benefits that, if recognized, would affect our effective income tax expense rate are not material at only $1.1 million and $1.3 million as of December 31, 2025, and December 31, 2024, respectively.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Year Ended
	December 31,
	2025	2024
Numerator:
Net income attributable to controlling interests	$122,204	$111,296
Preferred stock and preferred unit dividends and discount accretion	(10,408)	(23,928)
Net income attributable to common shareholders—basic	111,796	87,368
Effect of dilutive preferred stock dividends and discount accretion	2,400	2,400
Net income attributable to common shareholders—diluted	$114,196	$89,768
Denominator:
Basic (including unvested share-based payment awards) (1)	15,113	14,748
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,062	4,053
Diluted (including unvested share-based payment awards) (1)	19,175	18,801
Net income attributable to common shareholders per share—basic	$7.40	$5.92
Net income attributable to common shareholders per share—diluted	$5.96	$4.77

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 373,009 for the year ended  December 31, 2025, compared to 362,842 for the year ended  December 31, 2024.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the year ended December 31, 2024. There were no such anti-dilutive stock options for the year ended December 31, 2025.

For the years ended December 31, 2025 and 2024, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 6, "Redeemable Preferred Stock," for a further discussion of these convertible securities.

15.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the "ESPP") and the Fourth Amended and Restated 2014 Equity Incentive Plan (the "Fourth Amended 2014 Plan"). Our ESPP provides that we may issue up to 500,000 shares of our common stock under the plan. Our Fourth Amended 2014 Plan provides that we may grant equity awards representing up to 5,750,000 options on or shares of our common stock to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of December 31, 2025, 38,138 shares remained available for issuance under the ESPP and 1,872,022 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vesting under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the years ended December 31, 2025 and 2024.

Restricted Stock and Restricted Stock Units

During the years ended December 31, 2025 and 2024, we had grants (net of forfeitures) of 109,109 shares and 205,301 shares of restricted stock and restricted stock units, respectively, with aggregate grant date fair values $6.8 million and $6.3 million, respectively. We incurred expenses of $4.3 million and $3.8 million during the years ended December 31, 2025 and 2024, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of December 31, 2025, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $9.0 million with a weighted-average remaining amortization period of 2.7 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

The table below includes additional information about outstanding restricted stock and restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	377,353	$31.56
Issued	125,789	$58.51
Vested	(82,135)	$31.93
Forfeited	(17,286)	$33.56
Outstanding at December 31, 2025	403,721	$39.79

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0.1 million related to stock option-related compensation costs during the year ended December 31, 2024. There was no expense related to stock option-related compensation costs in 2025. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	160,391	$31.30
Issued	—	$—
Exercised	(61,541)	$17.94
Expired/Forfeited	—	$—
Outstanding at December 31, 2025	98,850	$39.61	0.4	$2,702,317
Exercisable at December 31, 2025	98,850	$39.61	0.4	$2,702,317

Information on stock options granted, exercised and vested is as follows (in thousands, except per share data):

	Year ended December 31,
	2025	2024
Weighted average fair value per share of options granted	N/A	N/A
Cash received from options exercised, net	$1,435	$984
Aggregate intrinsic value of options exercised	$2,753	$1,566
Grant date fair value of shares vested	N/A	$1,071

No options were issued during the years ended December 31, 2025 and 2024. We had no unamortized deferred compensation costs associated with non-vested stock options as of both December 31, 2025 and 2024. Upon exercise of outstanding options, the Company issues new shares.

16.	Employee Benefit Plans

We maintain a defined contribution retirement plan ("401(k) plan") for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. We made matching contributions of $1.6 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively, which were included as a component of Salaries and benefits in the accompanying Consolidated Statements of Income.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase our common stock up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock on or as promptly as practicable after the last business day of each month. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the purchase date. Employees contributed $0.2 million to purchase 4,721 shares of common stock in 2025 and $0.1 million to purchase 4,253 shares of common stock in 2024 under the ESPP. The ESPP covers up to 500,000 shares of common stock. Our charge to expense associated with the ESPP was $48,000 and $47,000 in 2025 and 2024 respectively, which were included as a component of Salaries and benefits in the accompanying Consolidated Statements of Income.

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

In June 2007, we entered into a sublease for 1,000 square feet (as later amended to 600 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. ("HBR"), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. We entered into a new lease for our Atlanta headquarters that commenced in June 2022. In connection with this new prime lease, we entered into a new sublease with HBR. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $0.1 million for both 2025 and 2024. The aggregate amount of payments required under the sublease from January 1, 2026 to the expiration of the sublease in May 2026 is $42,000.

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the years ended December 31, 2025 and 2024, we received $0.8 million and $0.8 million, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove. The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A preferred stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dove is a limited liability company owned by three trusts. David G. Hanna is the sole shareholder and the President of the corporation that serves as the sole trustee of one of the trusts, and David G. Hanna and members of his immediate family are the beneficiaries of this trust. Frank J. Hanna, III is the sole shareholder and the President of the corporation that serves as the sole trustee of the other two trusts, and Frank J. Hanna, III and members of his immediate family are the beneficiaries of these other two trusts. See Note 6, "Redeemable Preferred Stock," to our consolidated financial statements for more information.

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

We have evaluated subsequent events occurring after  December 31, 2025, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.