Form 10-Q
period 2026-03-31
Atlanticus Holdings Corp
filed 2026-05-07
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, 15,117,997 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2026	2025

Assets
Cash and cash equivalents (including $234.4 million and $209.6 million associated with variable interest entities at March 31, 2026 and December 31, 2025, respectively)	$651,128	$621,093
Restricted cash and cash equivalents (including $126.2 million and $117.6 million associated with variable interest entities at March 31, 2026 and December 31, 2025, respectively)	152,931	146,314
Loans at fair value (including $6,337.6 million and $6,522.9 million associated with variable interest entities at March 31, 2026 and December 31, 2025, respectively)	6,452,121	6,647,882
Loans at amortized cost, net (including $3.8 million and $4.1 million of allowance for credit losses at March 31, 2026 and December 31, 2025, respectively; and $19.5 million and $20.1 million of deferred revenue at March 31, 2026 and December 31, 2025, respectively)	80,719	82,884
Property at cost, net of depreciation	11,823	12,589
Intangible assets, net (Note 2)	27,699	30,268
Operating lease right-of-use assets	14,515	15,104
Prepaid expenses and other assets, net	74,098	66,954
Total assets	$7,465,034	$7,623,088
Liabilities
Accounts payable and accrued expenses	$258,338	$284,514
Operating lease liabilities	24,453	25,283
Notes payable, net (including $5,607.2 million and $5,739.1 million associated with variable interest entities at March 31, 2026 and December 31, 2025, respectively)	5,637,437	5,818,761
Senior notes, net	692,373	698,562
Income tax liability	168,463	152,138
Total liabilities	6,781,064	6,979,258

Commitments and contingencies (Note 10)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding (liquidation preference - $40.0 million) at March 31, 2026 and December 31, 2025 (Note 5) (1)	40,000	40,000

Shareholders' Equity
Series B preferred stock, no par value, 3,584,646 shares issued and outstanding at March 31, 2026 (liquidation preference - $89.6 million); 3,584,131 shares issued and outstanding at December 31, 2025 (liquidation preference - $89.6 million) (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 15,086,414 and 14,922,462 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Paid-in capital	100,144	102,276
Retained earnings	548,291	506,424
Total shareholders’ equity attributable to Atlanticus Holdings Corporation	648,435	608,700
Noncontrolling interests	(4,465)	(4,870)
Total equity	643,970	603,830
Total liabilities, shareholders' equity and temporary equity	$7,465,034	$7,623,088

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2026	2025
Revenue and other income:
Consumer loans, including past due fees	$529,445	$247,655
Fees and related income on earning assets	110,429	78,341
Other revenue	39,660	18,877
Total operating revenue and other income	679,534	344,873
Other non-operating income	55	293
Total revenue and other income	679,589	345,166

Interest expense	(122,761)	(47,530)
Provision for credit losses	(1,600)	(1,068)
Changes in fair value of loans	(365,524)	(178,345)
Net margin	189,704	118,223

Operating expenses:
Salaries and benefits	(28,646)	(15,503)
Card and loan servicing	(44,918)	(32,152)
Marketing and solicitation	(36,473)	(20,334)
Depreciation and amortization	(3,586)	(797)
Other	(17,233)	(8,569)
Total operating expenses	(130,856)	(77,355)
Income before income taxes	58,848	40,868
Income tax expense	(14,271)	(9,746)
Net income	44,577	31,122
Net (loss) income attributable to noncontrolling interests	(402)	398
Net income attributable to controlling interests	44,175	31,520
Preferred stock and preferred unit dividends and discount accretion	(2,308)	(3,574)
Net income attributable to common shareholders	$41,867	$27,946
Net income attributable to common shareholders per common share—basic	$2.80	$1.85
Net income attributable to common shareholders per common share—diluted	$2.23	$1.49

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Temporary Equity (Unaudited)

For the Three Months Ended March 31, 2026 and March 31, 2025

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2026	3,584,131	$—	14,922,462	$—	$102,276	$506,424	$(4,870)	$603,830	$40,000	$—
Series A preferred stock dividends ($1.50 dividend per share per quarter)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share per quarter)	—	—	—	—	—	(1,708)	—	(1,708)	—	—
Stock option exercises and proceeds related thereto	—	—	9,308	—	294	—	—	294	—	—
Compensatory stock issuances, net of forfeitures	—	—	226,652	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	515	—	—	—	12	—	—	12	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	3	3	—	—
Stock-based compensation costs	—	—	—	—	1,393	—	—	1,393	—	—
Redemption and retirement of common shares	—	—	(72,008)	—	(3,831)	—	—	(3,831)	—	—
Net income	—	—	—	—	—	44,175	402	44,577	—	—
Balance at March 31, 2026	3,584,646	$—	15,086,414	$—	$100,144	$548,291	$(4,465)	$643,970	$40,000	$—

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2025	3,301,179	$—	14,904,192	$—	$98,278	$394,628	$(3,543)	$489,363	$40,000	$50,000
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,574)	—	(1,574)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(1,400)	—	(1,400)	—	—
Stock option exercises and proceeds related thereto	—	—	11,300	—	335	—	—	335	—	—
Compensatory stock issuances, net of forfeitures	—	—	9,003	—	—	—	—	—	—	—
Issuance of common stock	—	—	200,000	—	11,588	—	—	11,588	—	—
Issuance of series B preferred stock, net	13,661	—	—	—	313	—	—	313	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	78	78	—	—
Stock-based compensation costs	—	—	—	—	870	—	—	870	—	—
Redemption and retirement of preferred shares and preferred units	—	—	—	—	—	—	—	—	—	(50,000)
Redemption and retirement of common shares	—	—	(27,252)	—	(1,246)	—	—	(1,246)	—	—
Net income	—	—	—	—	—	31,520	(398)	31,122	—	—
Balance at March 31, 2025	3,314,840	$—	15,097,243	$—	$110,138	$422,574	$(3,863)	$528,849	$40,000	$—

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$44,577	$31,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	5,070	1,600
Provision for credit losses	1,600	1,068
Deferred income tax expense	14,227	9,652
Income from accretion of discount associated with Loans at amortized cost, net	(7,003)	(6,680)
Income from merchant fees associated with Loans at fair value	(32,250)	(33,577)
Changes in fair value of loans	365,524	178,345
Change in bank partner fees carried at fair value	(9,603)	514
Amortization of debt issuance costs	4,689	3,550
Stock-based compensation costs	1,393	870
Changes in assets and liabilities:
Decrease in lease liability	(1,276)	(762)
Increase in uncollected fees on earning assets	(90,923)	(62,324)
Increase in income tax liability	2,098	55
(Decrease) increase in accounts payable and accrued expenses	(3,575)	10,553
Other	(8,203)	(2,414)
Net cash provided by operating activities	286,345	131,572

Investing activities
Proceeds from recoveries on charged off receivables	21,270	12,458
Investments in earning assets	(1,363,738)	(620,899)
Proceeds from earning assets	1,291,504	496,227
Purchases and development of property	(250)	(2,679)
Net cash used in investing activities	(51,214)	(114,893)

Financing activities
Noncontrolling interests contributions	3	78
Proceeds from issuance of common stock	—	11,588
Proceeds from issuance of Series B preferred stock, net of issuance costs	12	313
Preferred stock and preferred unit dividends	(2,308)	(5,621)
Proceeds from exercise of stock options	294	335
Purchase and retirement of outstanding stock and preferred units	(3,831)	(51,246)
Proceeds from issuance of Senior notes, net of issuance costs	515	17,356
Proceeds from borrowings	543,507	282,994
Repayment of borrowings	(736,671)	(310,663)
Net cash used in financing activities	(198,479)	(54,866)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	36,652	(38,187)
Cash and cash equivalents and restricted cash equivalents at beginning of period	767,407	499,636
Cash and cash equivalents and restricted cash equivalents at end of period	$804,059	$461,449
Cash and cash equivalents, and restricted cash and cash equivalents at end of period
Cash and cash equivalents	$651,128	$350,390
Restricted cash and cash equivalents	152,931	111,059
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$804,059	$461,449
Supplemental cash flow information
Cash paid for interest	$135,150	$43,077
Cash paid for income taxes, net of refunds	$(2,054)	$39
Decrease in accrued and unpaid preferred stock and preferred unit dividends	$—	$(2,047)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2026 and 2025

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

Within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing approximately $52 billion in consumer loans over more than 30 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. General purpose credit cards use the Aspire, Imagine, Mercury and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing that focus exclusively on consumers with higher FICO scores. Atlanticus’ decisioning platform is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

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

On  September 11, 2025, the Company acquired all outstanding equity interests of Mercury Financial LLC (“Mercury”), a leading data- and tech-centric credit card platform utilized by bank partners to provide credit cards to near-prime consumers in the U.S. The acquisition aligns with Atlanticus’ strategic objective to expand its consumer credit offerings and increase scale within its credit card operations. At closing, Mercury became a wholly owned subsidiary of the Company.

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

2.	Significant Accounting Policies and Condensed Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our condensed consolidated financial statements, as well as a description of significant components of our condensed consolidated financial statements. The condensed consolidated financial statements furnished have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, servicing costs, discount rates and yields earned on credit card receivables, significantly affect the reported amount (and changes thereon) of our Loans at fair value and certain Accounts payable and accrued expenses (carried at fair value), on our condensed consolidated balance sheets and condensed consolidated statements of income.

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

Loans at amortized cost, net. Our loans at amortized cost, net, currently consist of receivables associated with our Auto Finance segment’s operations and are presented in the condensed consolidated balance sheets net of the related allowance for credit losses and deferred revenue. We purchased auto loans with outstanding principal of $50.7 million and $48.1 million for the three months ended March 31, 2026 and 2025, respectively, through our prequalified network of independent automotive dealers and automotive finance companies.

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

Certain of our loans at amortized cost also contain components of deferred revenue related to loan discounts on the purchase of our auto finance receivables. As of March 31, 2026 and December 31, 2025, the weighted average remaining accretion period for the $19.5 million and $20.1 million of deferred revenue reflected in the condensed consolidated balance sheets was 21 and 23 months, respectively.

A roll-forward (in millions) of our allowance for credit losses by class of receivable is as follows:

For the Three Months Ended March 31,	2026			2025
	Notes Receivable	Auto Finance	Total	Notes Receivable	Auto Finance	Total
Allowance for credit losses:
Balance at beginning of period	$(8.0)	$(4.1)	$(12.1)	$(5.9)	$(4.9)	$(10.8)
Provision for credit losses(1)	(0.8)	(0.8)	(1.6)	—	(1.1)	(1.1)
Charge-offs	—	1.7	1.7	—	1.8	1.8
Recoveries	—	(0.6)	(0.6)	—	(0.6)	(0.6)
Balance at end of period	$(8.8)	$(3.8)	$(12.6)	$(5.9)	$(4.8)	$(10.7)

(1) For the three months ended March 31, 2026, we recorded a provision for credit losses associated with our notes receivable from consumer technology platforms that are included in Prepaid expenses and other assets on our condensed consolidated balance sheets.

	March 31,	December 31,
As of	2026	2025
Allowance for credit losses:
Balance of Notes Receivable at end of period individually evaluated for impairment	$(8.8)	$(8.0)
Balance of Auto Finance at end of period individually evaluated for impairment	$(0.4)	$(0.6)
Balance of Auto Finance at end of period collectively evaluated for impairment	$(3.4)	$(3.5)
Loans at amortized cost:
Loans at amortized cost	$104.0	$107.1
Loans at amortized cost individually evaluated for impairment	$0.4	$1.1
Loans at amortized cost collectively evaluated for impairment	$103.6	$106.0

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

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans at amortized cost (in millions) as of March 31, 2026 and December 31, 2025 is as follows:

	March 31,	December 31,
As of	2026	2025
30-59 days past due	$6.2	$9.1
60-89 days past due	2.1	3.2
90 or more days past due	2.6	3.0
Delinquent loans at amortized cost	10.9	15.3
Current loans at amortized cost	93.1	91.8
Total loans at amortized cost	$104.0	$107.1
Balance of loans greater than 90-days delinquent still accruing interest and fees	$2.4	$2.6

Loan Modifications and Restructurings

We review our Loans at amortized cost, net, associated with our Auto Finance segment’s operations to determine if any modifications for borrowers experiencing financial difficulty were made that would qualify the receivable as a Financial Difficulty Modification ("FDM"). This could include a restructuring of the loan terms to alleviate the burden of the borrower's near-term cash requirements, such as a modification of terms to reduce or defer cash payments to help the borrower attempt to improve its financial condition. For the three months ended March 31, 2026 and 2025, no Loans at amortized cost qualified as a FDM.

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

	March 31,	December 31,
As of	2026	2025
Intangible assets - gross carrying amount	$32,430	$32,430
Accumulated amortization	(4,731)	(2,162)
Net carrying amount	$27,699	$30,268

Amortization expense related to these finite-lived intangible assets was $2.6 million and $0 for the three months ended March 31, 2026 and 2025, respectively, and is included within depreciation and amortization in the condensed consolidated statements of income. Aggregate amortization expense of our intangible assets for the next five years is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2026 (Remainder of 2026)	$6,578
2027	5,760
2028	5,760
2029	5,760
2030	3,841
Total amortization expense	27,699

Income Taxes

We experienced effective tax rates of 24.4% and 23.6% for the three months ended March 31, 2026, and 2025, respectively.

These effective tax expense rates were above the statutory rate principally due to (1) state and foreign income tax expense, (2) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees, and (3) taxes on global intangible low-taxed income. Offsetting the foregoing items were deductions associated with the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Another offsetting item in only the three months ended March 31, 2025, was our deduction of interest expense on a financial instrument classified as debt for tax purposes that was repaid in the three months ended March 31, 2025—such financial instrument which was characterized in our consolidated financial statements as dividend-paying preferred stock.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions to the extent such liabilities have not been favorably resolved thereby resulting in interest expense reversals) within our income tax line item on our consolidated statements of income. Such interest expense was de minimis in both the three months ended March 31, 2026, and 2025.

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

For the Three Months Ended March 31, 2026	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$10,848	$—	$10,848
Servicing income	8,491	203	8,694
Service charges and other customer related fees	20,109	9	20,118
Total Other revenue	39,448	212	39,660
Merchant fees (2)	32,250	—	32,250
Total revenue from contracts with customers	$71,698	$212	$71,910

For the Three Months Ended March 31, 2025	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$4,706	$—	$4,706
Servicing income	3,974	170	4,144
Service charges and other customer related fees	10,018	9	10,027
Total Other revenue	18,698	179	18,877
Merchant fees (2)	33,577	—	33,577
Total revenue from contracts with customers	$52,275	$179	$52,454

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets", which improves transparency to provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The new guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual periods. We adopted ASU 2025-05 for the period ended March 31, 2026, and elected the practical expedient. Adoption of this standard did not have a material effect on our condensed consolidated financial statements.

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

Reportable segment information (in thousands) is as follows:

Three Months Ended March 31, 2026	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$519,902	$9,543	$529,445
Fees and related income on earning assets	110,089	340	110,429
Other revenue	39,449	211	39,660
Total operating revenue and other income	669,440	10,094	679,534
Other non-operating income	55	—	55
Total revenue and other income	669,495	10,094	679,589
Interest expense	(122,393)	(368)	(122,761)
Provision for credit losses	(810)	(790)	(1,600)
Changes in fair value of loans	(365,524)	—	(365,524)
Net margin	180,768	8,936	189,704
Operating expenses:
Salaries and benefits	(27,462)	(1,184)	(28,646)
Card and loan servicing	(41,497)	(3,421)	(44,918)
Marketing and solicitation	(36,457)	(16)	(36,473)
Depreciation and amortization	(3,568)	(18)	(3,586)
Other	(16,120)	(1,113)	(17,233)
Total operating expenses	(125,104)	(5,752)	(130,856)
Income before income taxes	$55,664	$3,184	$58,848
Total assets	$7,379,005	$86,029	$7,465,034

Three Months Ended March 31, 2025	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$238,503	$9,152	$247,655
Fees and related income on earning assets	78,323	18	78,341
Other revenue	18,698	179	18,877
Total operating revenue and other income	335,524	9,349	344,873
Other non-operating income	7	286	293
Total revenue and other income	335,531	9,635	345,166
Interest expense	(46,984)	(546)	(47,530)
Provision for credit losses	(25)	(1,043)	(1,068)
Changes in fair value of loans	(178,345)	—	(178,345)
Net margin	110,177	8,046	118,223
Operating expenses:
Salaries and benefits	(14,286)	(1,217)	(15,503)
Card and loan servicing	(28,857)	(3,295)	(32,152)
Marketing and solicitation	(20,327)	(7)	(20,334)
Depreciation and amortization	(778)	(19)	(797)
Other	(7,534)	(1,035)	(8,569)
Total operating expenses	(71,782)	(5,573)	(77,355)
Income before income taxes	$38,395	$2,473	$40,868
Total assets	$3,185,715	$86,450	$3,272,165

4.	Shareholders’ Equity and Preferred Stock

During the three months ended March 31, 2026 and 2025, we repurchased and contemporaneously retired 72,008 and 27,252 shares of our common stock at an aggregate cost of $3.8 million, and $1.2 million, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

No shares of Series B Preferred Stock were repurchased in the three months ended March 31, 2026 and 2025.

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

During the three months ended March 31, 2026 and 2025, we sold 515 shares and 13,661 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $0.0 million and $0.3 million, respectively. During the three months ended March 31, 2026 and 2025, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three months ended March 31, 2026 and 2025, we sold $0.5 million and $17.7 million, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $0.5 million and $17.4 million, respectively.

During the three months ended March 31, 2026 and 2025, we sold 0 common shares and 200,000 common shares, respectively, under the Company’s Common Stock ATM Program for net proceeds of $0.0 million and $11.6 million, respectively.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2026 and December 31, 2025 fair values and carrying amounts of (1) our assets that are carried at fair value in our condensed consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of March 31, 2026 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$94,917	$80,719
Loans at fair value	$—	$—	$6,452,121	$6,452,121

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

Assets – As of December 31, 2025 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$97,539	$82,884
Loans at fair value	$—	$—	$6,647,882	$6,647,882

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are carried at fair value in our condensed consolidated financial statements, gains and losses associated with fair value changes are detailed on our condensed consolidated statements of income as a component of Changes in fair value of loans. Variations in the three month U.S. Treasury bill rate over the measurement period are used to determine the portion of change in fair value considered to be attributable to changes in instrument-specific credit risk. These variations are applied to the period end discount rate we use to determine fair value. For our loans included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs. For the three months ended March 31, 2026 and 2025, we estimate the portion of fair value changes considered to be attributable to changes in instrument-specific credit risk to be $12.1 million and $9.3 million, respectively.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2026 and 2025:

	Loans at Fair Value
	2026		2025
Balance at January 1,		$6,647,882		$2,630,274
Changes in fair value of loans at fair value, included in earnings	$40,868		$55,164
Changes in fair value due to current period principal charge-offs, net of recoveries (1)	(291,661)		(163,533)
Changes in fair value due to current period finance and fee charge-offs (1)	(114,731)		(69,976)
Total Changes in fair value of loans (2)		(365,524)		(178,345)
Change in Contingent consideration (3)		(13,000)		—
Purchases		1,351,635		612,991
Finance and fees, added to the account balance		577,508		288,923
Settlements		(1,746,380)		(685,340)
Balance at March 31,(4)		$6,452,121		$2,668,503
Aggregate unpaid gross balance of loans carried at fair value		$6,716,130		$2,706,264
Change in unrealized losses for the period included in earnings (or changes in net assets) for assets held at the end of the period		$40,868		$55,164
(1)	Reflects the current period charge-offs (net of recoveries) of loans at fair value.
(2)	Total Changes in fair value of loans is included in our condensed consolidated statements of income.
(3)	Reflects changes to the fair value associated with Contingent consideration. See below for more information.
(4)	As of March 31, 2026 and March 31, 2025, the aggregate unpaid principal balance included within loans at fair value was $6,272 million and $2,462 million, respectively.

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

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2026 and December 31, 2025 fair values and carrying amounts of our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Bank partner fees	$—	$—	$19,065	$19,065
Contingent consideration	$—	$—	$27,000	$27,000
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$5,894,044	$5,632,195
Amortizing debt facilities	$—	$—	$5,242	$5,242
Senior notes, net	$310,291	$—	$392,925	$692,373

Liabilities – As of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Bank partner fees	$—	$—	$28,668	$28,668
Loan purchase commitment	$—	$—	$40,000	$40,000
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$5,972,582	$5,813,474
Amortizing debt facilities	$—	$—	$5,287	$5,287
Senior notes, net	$317,364	$—	$392,000	$698,562

Bank partner fees. Bank partner fees carried at fair value in accordance with ASC 815, reflect the estimated fair value of future compensation we owe our bank partners associated with the regulatory oversight and other services they provide on our acquired receivables, the underlying accounts of which they continue to own and service. This compensation is based on both a fixed and variable component, dependent on the underlying performance of the acquired receivables. We estimate the present value of this compensation using internally-developed estimates of payment rates and discount rates. We recognize the fair value of these Bank partner fees within Card and loan servicing on the accompanying condensed consolidated statements of income on the date we acquire the underlying receivable with the corresponding liability recorded within Accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Contingent consideration. As part of our acquisition of Mercury, the seller has the opportunity under the purchase agreement to receive earn out payments for up to three years following the closing of the acquisition in an amount equal to 75% of the amount by which the charge-offs of Mercury’s acquired receivables are less than agreed-upon charge-off levels over a limited period of time. We have determined the contingent consideration meets the definition of a derivative instrument not designated as a hedge under ASC 815. We have recorded the derivative at fair value within Accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, calculated using internally-developed estimates in a Monte Carlo simulation. For each simulation path, the contingent consideration payments are calculated based on the contractual terms, and then discounted at the term-matched risk free rate plus a credit spread. The value of the contingent consideration is calculated as the average present value over all simulated paths. Key assumptions used in the projection included the expected charge off rates and estimated volatility of these charge off rates.  In accordance with asset acquisition accounting, we recognize changes in the fair value of this contingent consideration within Changes in fair value of loans on the condensed consolidated statements of income because we mark our loans to fair value. We record the changes in the corresponding liability within Accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

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

For Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2026 and March 31, 2025:

	Fair Value at		Fair Value at
	December 31, 2025	Changes in fair value of liabilities, included in earnings	March 31, 2026
Bank partner fees	$28,668	$(9,603)	$19,065
Contingent consideration	$40,000	$(13,000)	$27,000

	Fair Value at		Fair Value at
	December 31, 2024	Changes in fair value of liabilities, included in earnings	March 31, 2025
Bank partner fees	13,644	514	14,158

The following key unobservable assumptions were used in the fair value measurement of our liabilities carried at fair value:

	March 31, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
Bank partner fees
Customer Payment Rate	5.4% -10.3%	8.3%	5.7% - 10.1%	8.4%
Discount Rate	8.5% - 12.5%	9.8%	8.5% - 12.5%	9.7%

Contingent consideration
Charge-off rate	19.7%-27.0%	21.9%	16.2%-24.0%	19.8%
Charge-off volatility	15.0%	15.0%	15.0%	15.0%

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2026 and  December 31, 2025 concerning certain assets we carry at fair value are as follows:

	Loans at Fair Value Pledged as Collateral under Structured Financings
	As of March 31, 2026	As of December 31, 2025
Aggregate unpaid gross balance of loans carried at fair value	$6,716,130	$6,940,489
Aggregate unpaid principal balance included within loans at fair value	$6,272,210	$6,472,891
Aggregate fair value of loans at fair value	$6,452,121	$6,647,882
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$52,773	$57,624
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$303,900	$330,032

7.	Variable Interest Entities

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$234.4	$209.6
Restricted cash and cash equivalents	126.2	117.6
Loans at fair value	6,337.6	6,522.9
Total Assets held by VIEs	$6,698.2	$6,850.1
Notes Payable, net held by VIEs	$5,607.2	$5,739.1

8.	Leases

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

	For the Three Months Ended March 31,
	2026	2025
Operating lease cost, gross	$1,120	$782
Sublease income	(8)	(24)
Net Operating lease cost	$1,112	$758
Cash paid under operating leases, gross	$1,276	$762

Weighted average remaining lease term - months	93	108
Weighted average discount rate	6.8%	7.1%

As of March 31, 2026, scheduled payments of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2026 (Remainder of 2026)	$3,826	$(76)	$3,750
2027	4,373	(43)	4,330
2028	3,757	—	3,757
2029	3,592	—	3,592
2030	3,577	—	3,577
Thereafter	13,187	—	13,187
Total lease payments	32,312	(119)	32,193
Less imputed interest	(7,859)
Operating lease liabilities	$24,453

9.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of March 31, 2026 and  December 31, 2025 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

					Outstanding as of
					March 31, 2026	December 31, 2025

Revolving credit facilities at a weighted average interest rate equal to 7.0% as of March 31, 2026 (7.1% as of December 31, 2025) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $7,169.6 million as of March 31, 2026 ($7,340.6 million as of December 31, 2025)

	Maturity date	Interest rate (6)	Amortization period (months) (7)	Committed capacity
Revolving credit facility (1) (2)	December 2028	SOFR plus 2.25%-2.60%	—	$65.0	$25.5	$24.9
Revolving credit facility (2) (3)	January 2028	SOFR plus 3.00%	—	50.0	—	—
Revolving credit facility (2) (3)	July 2026	Term SOFR plus 3.60%	—	75.0	74.6	74.6
Revolving credit facility (2) (3)	April 2028	Term SOFR plus 2.85%	—	40.0	14.2	12.2
Revolving credit facility (2) (3)	March 2028	Prime Rate	12	75.0	50.0	51.1
Revolving credit facility (2) (3) (4)	May 2030	Fixed 6.33%	18	325.0	325.0	325.0
Revolving credit facility (2) (3) (4)	August 2027	Term SOFR plus 1.80%-6.85%	12	158.3	—	31.7
Revolving credit facility (2) (3)	August 2027	Term SOFR plus 3.50%	—	25.0	—	—
Revolving credit facility (3) (4)	September 2029	Fixed 9.51%	18	300.0	300.0	300.0
Revolving credit facility (3) (4)	November 2029	Fixed 8.86%	18	250.0	250.0	250.0
Revolving credit facility (3) (4)	July 2030	Fixed 7.78%	18	100.0	100.0	100.0
Revolving credit facility (3) (4)	September 2029	Fixed 6.60%	18	200.0	200.0	200.0
Revolving credit facility (3) (4)	September 2027	Commercial paper rate (3.83%) plus 2.00%	18	200.0	—	100.0
Revolving credit facility (3) (4)	December 2030	Fixed 6.76%	18	350.0	350.0	350.0
Revolving credit facility (3) (4)	January 2031	Fixed 6.74%	18	125.0	125.0	125.0
Revolving credit facility (3) (4)	February 2030	Fixed 5.82%	18	200.0	200.0	200.0
Revolving credit facility (3) (4) (5)	April 2029	Term SOFR plus 2.40%-7.80%	12	361.9	307.6	361.9
Revolving credit facility (3) (4) (5)	July 2029	Commercial paper rate (3.88% as of December 31, 2025) plus 2.25% OR Term SOFR plus 8.15% based on class of notes	18	379.1	113.7	223.0
Revolving credit facility (3) (4) (5)	July 2029	Fixed 7.46%	18	700.0	700.0	700.0
Revolving credit facility (3) (4) (5)	April 2029	Commercial paper rate (3.88% as of December 31, 2025) plus 2.15% OR Term SOFR plus 8.50% dependent on class of notes	18	374.0	11.3	313.0
Revolving credit facility (3) (4) (5)	June 2027	Term SOFR plus 2.00%-7.50%	12	500.0	500.0	500.0
Revolving credit facility (3) (4)	May 2031	Fixed 7.02%	18	300.0	300.0	300.0
Revolving credit facility (3) (4)	September 2031	Fixed 6.90%	18	500.0	500.0	500.0
Revolving credit facility (3) (4)	December 2031	Fixed 6.00%	18	750.0	750.0	750.0
Revolving credit facility (3) (4)	October 2033	Fixed 5.59%	18	100.0	100.0	—
Revolving credit facility (3) (4)	February 2032	Fixed 6.16%	18	365.0	365.0	—
Revolving credit facility	July 2028	Term SOFR plus 3.00%	—	50.0	—	50.0
Revolving credit facility (2) (3)	January 2027	Term SOFR plus 3.75%	8	100.0	—	—
Revolving credit facility (2) (3)	March 2029	Term SOFR plus 2.50%	18	125.0	—	—

Other facilities
Other debt					5.2	5.3
Total notes payable before unamortized debt issuance costs and discounts					5,667.1	5,847.7
Unamortized debt issuance costs and discounts					(29.7)	(28.9)
Total notes payable outstanding, net					$5,637.4	$5,818.8

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

As of March 31, 2026, the Prime Rate was 6.75%, the Term Secured Overnight Financing Rate ("Term SOFR") was 3.66% and the Secured Overnight Financing Rate ("SOFR") was 3.68%.

Revolving loans in the table above may be drawn upon to the extent of outstanding eligible receivables. Revolving loans are also subject to some or all of the following affirmative covenants (among others): coverage ratios, leverage ratios, liquidity, eligibility, payment, delinquency, charge off or collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. As of March 31, 2026, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In November 2021, we issued $150.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three months ended March 31, 2026 and 2025 totaled $0.4 million and $0.4 million, respectively. We repurchased $8.1 million of the outstanding principal amount of these 2026 Senior Notes in the three months ended March 31, 2026. There were no repurchases for the same period in 2025.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 2029 Senior Notes. In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three months ended March 31, 2026 and 2025 totaled $0.4 million and $0.3 million, respectively.

In August 2025, we issued $400.0 million principal amount of 9.750% Senior Notes due 2030 (the "2030 Senior Notes"). The 2030 Senior Notes bear interest at the rate of 9.75% per annum. Interest on the 2030 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The 2030 Senior Notes will mature on September 1, 2030. We are amortizing fees associated with the issuance of the 2030 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three months ended March 31, 2026 totaled $0.2 million.

The 2026 Senior Notes, 2029 Senior Notes and 2030 Senior Notes are collectively included on our condensed consolidated balance sheet as "Senior Notes, net." See Note 4 "Shareholders' Equity and Preferred Stock" for more information.

10.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $7.3 billion at March 31, 2026. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of March 31, 2026, CAR had unfunded outstanding floor-plan financing commitments totaling $9.3 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines and is not unconditional.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $29.8 million remains pledged as of March 31, 2026 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of March 31, 2026, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period when we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling with our issuing bank partners in a credit protection program, which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $210.8 million as of March 31, 2026. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

Concentrations

We acquire all of our fair value receivables under agreements with three third-party originating institutions.

Our top five retail partnerships accounted for over 83% of our private label receivables outstanding as of March 31, 2026. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns, growth (or contraction) within retail locations and consumer application volumes that retail partners may direct to our bank partners versus competitors that offer similar financing products. During the three months ended March 31, 2026 and 2025, we had receivable purchases from our top five retail partners of the following (in millions):

	Gross Purchases for the Three Months Ended March 31,
Largest Retail Partners	2026	2025
1	$121.4	$146.4
2	$37.8	$32.8
3	$30.4	$19.0
4	$21.8	$18.7
5	$15.4	$17.6

Our general purpose credit card and private label credit receivables base is spread across individual consumers in the U.S. As of March 31, 2026, only one state (Texas) had receivables concentration in excess of 10% of our total pool of receivables.

Litigation

We are subject to various legal proceedings that are incidental to the conduct of our business. There are currently no pending legal proceedings that are expected to be material to us.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income attributable to controlling interests	$44,175	$31,520
Preferred stock and preferred unit dividends and discount accretion	(2,308)	(3,574)
Net income attributable to common shareholders—basic	41,867	27,946
Effect of dilutive preferred stock dividends and discount accretion	600	600
Net income attributable to common shareholders—diluted	$42,467	$28,546
Denominator:
Basic (including unvested share-based payment awards) (1)	14,975	15,115
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,027	4,070
Diluted (including unvested share-based payment awards) (1)	19,002	19,185
Net income attributable to common shareholders per share—basic	$2.80	$1.85
Net income attributable to common shareholders per share—diluted	$2.23	$1.49

(1)	Shares related to unvested share-based payment awards included in our basic and diluted share counts were 445,456 and 352,266 for the three months ended March 31, 2026 and 2025, respectively.

There were no anti-dilutive stock options for excluded from our net income attributable to controlling interests per share of common stock calculations for the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026 and 2025, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 5, "Redeemable Preferred Stock," for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the "ESPP") and the Fourth Amended and Restated 2014 Equity Incentive Plan (the "Fourth Amended 2014 Plan"). Our ESPP provides that we may issue up to 500,000 shares of our common stock under the plan. Our Fourth Amended 2014 Plan provides that we may grant equity awards representing up to 5,750,000 options on or shares of our common stock to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of March 31, 2026, 34,128 shares remained available for issuance under the ESPP and 1,667,247 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vesting under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three months ended March 31, 2026 and 2025.

Restricted Stock and Restricted Stock Units

During the three months ended March 31, 2026 and 2025, we had granted (net of forfeitures) of 226,652 and 9,003 shares of restricted stock and restricted stock units, respectively, with aggregate grant date fair values $12.2 million and $0.4 million, respectively. We incurred expenses of $1.4 million and $0.9 million during the three months ended March 31, 2026 and 2025, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our condensed consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of March 31, 2026, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $7.4 million with a weighted-average remaining amortization period of 2.7 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

The table below includes additional information about outstanding restricted stock and restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	403,721	$39.79
Issued	230,814	$53.84
Vested	(75,116)	$33.63
Forfeited	(4,162)	$42.65
Outstanding at March 31, 2026	555,257	$46.45

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. There has been no expense related to stock option-related compensation costs in 2026 and 2025. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	98,850	$39.61
Issued	—	$—
Exercised	(9,308)	$31.54
Expired/Forfeited	(10,692)	$31.54
Outstanding at March 31, 2026	78,850	$41.66	0.3	$852,369
Exercisable at March 31, 2026	78,850	$41.66	0.3	$852,369

No options were issued during the three months ended March 31, 2026 and 2025. We had no unamortized deferred compensation costs associated with non-vested stock options at both  March 31, 2026 and December 31, 2025. Upon exercise of outstanding options, the Company issues new shares.

13.	Subsequent Events

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2025, where certain terms have been defined.

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

On September 11, 2025, the Company acquired all outstanding equity interests of Mercury, a leading data- and tech-centric credit card platform utilized by bank partners to provide credit cards to near-prime consumers in the U.S. The acquisition aligns with Atlanticus’ strategic objective to expand its consumer credit offerings and increase scale within its credit card operations. At the closing, Mercury became a wholly owned subsidiary of Atlanticus. The acquisition of Mercury added an established top 25 credit card program to the suite of programs that Atlanticus manages on behalf of bank partners. Mercury’s credit card offerings, including Mercury-branded and co-branded programs, complement Atlanticus’ general purpose credit card, retail credit, patient financing, and dealer solutions products.

Credit as a Service Segment

Currently, within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing approximately $52 billion in consumer loans over more than 30 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. General purpose credit cards use the Aspire, Imagine, Mercury and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers.

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

Our credit and other operations are heavily regulated, potentially causing us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See "Consumer and Debtor Protection Laws and Regulations—CaaS Segment" in Part 1, Item 1 of our Annual Report on Form 10-K and "We operate in a heavily regulated industry" in Part II, Item 1A, "Risk Factors" contained in this Report.

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

Auto Finance Segment

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of March 31, 2026, our CAR operations served 700 dealers in 34 states and two U.S. territories. The core operations continue to achieve profitability and generate positive cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2026	2025	from 2025 to 2026
Total operating revenue and other income	$679,534	$344,873	$334,661
Other non-operating income	55	293	(238)
Interest expense	(122,761)	(47,530)	75,231
Provision for credit losses	(1,600)	(1,068)	532
Changes in fair value of loans at fair value	(365,524)	(178,345)	187,179
Net margin	189,704	118,223	71,481
Operating expenses:
Salaries and benefits	(28,646)	(15,503)	13,143
Card and loan servicing	(44,918)	(32,152)	12,766
Marketing and solicitation	(36,473)	(20,334)	16,139
Depreciation and amortization	(3,586)	(797)	2,789
Other	(17,233)	(8,569)	8,664
Total operating expenses:	(130,856)	(77,355)	53,501

Net income	$44,577	$31,122	$13,455
Net (income) loss attributable to noncontrolling interests	(402)	398	(800)
Net income attributable to controlling interests	$44,175	$31,520	$12,655
Net income attributable to common shareholders	$41,867	$27,946	$13,921

 Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Total operating revenue and other income. Total operating revenue and other income consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) interchange and servicing income on loan portfolios and other customer related fees.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased to $6,724.9 million as of March 31, 2026, from $2,706.3 million as of March 31, 2025. Growth in these receivables includes general purpose credit card receivables associated with our acquisition of Mercury, which totaled $3,078.7 million in receivables as of March 31, 2026. Excluding the receivables acquired pursuant to this acquisition, receivables were $3,646.2 million as of March 31, 2026. We experienced growth in total operating revenues and other income for both our general purpose credit card and our private label credit receivables for the three months ended March 31, 2026, when compared to the same period in 2025. These increases were primarily due to quarterly growth in both new credit card and private label customers serviced, the total active accounts of which increased by over 900,000 as of March 31, 2026 when compared to March 31, 2025 (excluding those serviced accounts added as part of our acquisition of Mercury). This growth in customers served resulted in an increase in substantially all finance and fee categories from the same period in 2025. Our acquisition of Mercury contributed an additional $224.4 million to our quarter-over-quarter growth in Total Operating revenue and other income.

The relative mix of receivable acquisitions can lead to some variation in our corresponding revenue as general purpose credit card receivables typically generate higher gross yields than private label credit receivables do. We experienced period-over-period increases in private label credit and general purpose credit card receivables. During 2025, we experienced higher growth rates for our private label credit receivables than for our general purpose credit card receivables. While the products are designed to provide for similar net returns, private label credit receivables typically generate lower gross yields and lower gross losses than our general purpose credit card receivables. As our private label credit receivables growth is typically strongest during the second and third quarters of each year, we expect seasonal contraction in receivable acquisitions for that portfolio in other quarters. Growth in our general purpose credit card receivables is expected to continue throughout 2026 and to outpace growth in our private label credit receivables as we continue to expand our marketing efforts. We currently expect our private label credit receivable balance to increase modestly in 2026 as volumes of receivables acquisitions, for which we have limited loss exposure due to agreements with retail partners, are expected to slow. Additionally, as part of our acquisition of Mercury, we have and continue to enact a number of product, policy and pricing changes on the newly acquired portfolio of general purpose credit card receivables. We expect these changes to result in increased yield for this portfolio and result in additions to our Total operating revenue and other income in 2026 and beyond. Certain of the product, policy and pricing changes, and their impact on the acquisition of new receivables, will take several quarters to be fully realized.

Future periods’ growth is dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and the level of marketing investment for the general purpose credit card operations. Other revenue on our condensed consolidated statements of income consists of servicing income, service charges and other customer related fees. Growth in customer related fees was largely due to the use of new marketing channels which increased customer engagement with these products. When coupled with increases in interchange revenues, which are largely impacted by growth in our receivables, this resulted in an increase in this category of revenues for the three months ended March 31, 2026, when compared to the same period in 2025. See Note 2, "Significant Accounting Policies and Condensed Consolidated Financial Statement Components" to our condensed consolidated financial statements for additional information related to this revenue from contracts with customers. Interchange fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. Additionally, we receive network incentives for credit card transactions, associated with accounts we service, processed through interchange networks. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. The above discussions on expectations for finance, fee and other income are based on our current expectations.

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

Interest expense. Variations in interest expense are due to new borrowings and increased costs of capital associated with growth in private label credit, general purpose credit card receivables, and CAR operations as evidenced within Note 9, "Notes Payable," to our condensed consolidated financial statements, as well as the addition of Mercury and its associated collateralized borrowings. This growth was partially offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform (including those associated with the Mercury acquisition) increased to $5,606.7 million as of March 31, 2026, from $2,137.6 million as of March 31, 2025. This growth, period-over-period, included notes payable of $2,747.6 million associated with our Mercury acquisition as of March 31, 2026. Interest expense increased $75.2 million for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. The majority of this increase in interest expense relates to the addition of multiple credit facilities in 2025 associated with growth in our card and loan receivables, coupled with the issuance of $400.0 million aggregate principal amount of 9.750% Senior Notes due 2030 (the "2030 Senior Notes"). Increases in the effective interest rates on debt have impacted our interest expense as we have raised additional capital (or replaced existing facilities) over the last two years. We anticipate additional debt financing over the next few quarters as we continue to grow our receivables. As such, and when coupled with the interest expense associated with the acquired Mercury debt facilities, we expect our quarterly interest expense to increase compared to prior periods throughout 2026.

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

We have experienced a period-over-period increase of $0.5 million in our provision for credit losses (when comparing the three months ended March 31, 2026 to the same period in 2025) as losses remained relatively modest between periods and estimates for our receivables future losses have remained consistent, with no significant changes in receivable balances. Most risk of loss in our Auto Finance segment is widely diversified with consumer auto loans across the U.S. Floorplan loans offered to dealers to finance auto inventory increase our exposure to loss not only for the amount of a floorplan loan but also for specific dealer related consumer loans. We take several steps to mitigate this risk including holding title to the underlying collateral, ongoing reassessments of collateral value and regular audits at participating dealer locations. We do not expect to see significant increases or decreases in year-over-year amounts absent significant growth in the associated receivables. See Note 2, "Significant Accounting Policies and Condensed Consolidated Financial Statement Components," to our condensed consolidated financial statements for further credit quality statistics and analysis.

Changes in fair value of loans. We experienced losses in our total Changes in fair value of loans of $365.5 million for the three months ended March 31, 2026. This compares to losses of $178.3 million for the three months ended March 31, 2025. Changes in fair value of loans includes 1) current period principal and finance charge-offs of fair value receivables, 2) the normal accretion (or amortization) of fair value related to prior period finance charges and fees less than (or in excess of) the contractual amounts billed, which is recognized in revenue during the period, and offset by gains typically recognized in current period earnings as the fair value of finance charges and fees is greater than the contractual amounts billed during a period, 3) losses on acquisitions of our private label credit receivables, 4) the impact of changes in the fair value assumptions underlying receivables at the end of the measurement period and 5) the impact of changes in the fair value of Contingent consideration on our acquired portfolio of receivables from our acquisition of Mercury. The increase in losses in Changes in fair value of loans for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025, was largely due to increases in charge-offs on our underlying receivables. Additionally we experienced a slight decrease in the net positive impacts of Changes in fair value of loans at fair value, included in earnings, which offset charge-offs incurred during the period. These impacts totaled $40.9 million for the three months ended March 31, 2026, compared to $55.2 million for the three months ended March 31, 2025. Results impacting the $40.9 million and $55.2 million in Changes in fair value of loans at fair value, included in earnings for the three months ended March 31, 2026 and 2025, respectively, are as follows: 1) net gains of $24.6 million for the three months ended March 31, 2026, associated with the normal (net) accretion of fair value related to finance charges and fees, which is recognized in revenue during the period, and gains typically recognized in earnings as the fair value of certain finance charges and fees is greater than the contractual amounts billed during a period (compared to $31.4 million of such gains for the three months ended March 31, 2025), 2) net losses of $25.8 million for the three months ended March 31, 2026, on the acquisition of private label credit receivables, which often have below market pricing and for which we often receive merchant fees which ensure we earn adequate returns (compared to $37.7 million of such losses for the three months ended March 31, 2025), 3) net gains of $29.1 million for the three months ended March 31, 2026 (compared to $61.5 million of such gains for the three months ended March 31, 2025) related to favorable changes for the quarter ended March 31, 2026 and 2025 in fair value assumptions. These favorable assumption changes for the first quarter of 2026 were largely due to improvements in new customers served which were added in the third and fourth quarters of 2025. As new accounts served tend to have lower initial fair values until the associated receivables have seasoned through peak charge off periods, the maturation of these accounts, and seasonal declines in new receivables acquisitions in the first quarter of 2026, led to an expected increase in the fair value of the associated receivables. Additionally, our Changes in fair value of loans at fair value in the first quarter of 2026 were impacted by $13.0 million in gains related to a reduction in the fair value of Contingent consideration associated with our acquisition of Mercury. As we account for the purchase of Mercury as an asset acquisition, this reduction in Contingent consideration resulted in an adjustment to the allocated value (and fair value thereon) of the acquired receivables. Offsetting these improvements in Changes in fair value of loans were increases in principal and finance charge-offs (net of recoveries), which totaled $406.4 million for the three months ended March 31, 2026 compared to $233.5 million for the three months ended March 31, 2025. These charge-offs increased period-over-period primarily due to increases in our period end managed receivables although the increase was offset due to the improved performance in both our private label credit and general purpose credit card delinquencies rates over the past several quarters as well as changes to our relative mix of receivables that include significant increases in the acquisition of private label credit receivables for which we have limited loss exposure due to agreements with retail partners (see additional discussion related to delinquencies and charge-offs below).

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

Gross yield, net of finance charge charge-offs –We utilize gross yield, net of finance charge charge-offs in our fair value assessments to best reflect the expected net collected yield on fee billings on our receivables. As the size and composition of our portfolio fluctuates, or as we experience periods of growth or decline in our acquisition of new receivables, this rate can fluctuate. We have experienced marginal declines in our weighted-average, Gross yield, net of finance charge charge-offs rate used in our fair value calculations of our private label credit receivables as of March 31, 2026, when compared to rates used as of March 31, 2025 largely due to increased acquisitions of receivables associated with private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. Largely offsetting this decline in yield, our general purpose credit card receivables experienced an increase in this same rate for the noted periods due to changes in the mix of receivables acquired towards higher yielding assets which partially contributed to the net $40.9 million of net gains noted above for the three months ended March 31, 2026. This change in mix of acquired receivables will continue to positively impact both newly acquired and existing private label credit receivables and general purpose credit card receivables throughout 2026. We expect our gross yield, net of finance charge charge-offs rate to increase over time although the pace and timing of purchases for new general purpose credit card receivables, relative to those of private label credit receivables, could result in near term declines in this rate. The acquisition of private label credit receivables, particularly those noted above, is largely seasonal in nature, peaking in the second and third quarters of each year. As a result, we would expect this weighted average rate to decrease in those periods (as was noted during the second and third quarter of 2025) absent the offset of our higher yielding general purpose credit card receivables acquired during the same period. While our bank partners have enacted some product, policy, and pricing changes on our portfolio of receivables associated with our acquisition of Mercury, some of these changes have not yet been fully implemented and will take several quarters to be fully realized

Payment Rate – Our total portfolio payment rate has declined marginally over time largely due to the increased relative weight of acquisitions of private label credit receivables to our overall pool of receivables and did not contribute meaningfully to shifts in the fair value of receivables noted above. While the addition of receivables associated with the Mercury acquisition muted this decline in 2026, private label credit receivables tend to include less finance and fee billings that factor into monthly payment amounts (due to associated merchant fee billings that provide us adequate returns on the receivables) and have payment terms that extend over longer periods. As a result, payment rates on private label credit receivables are naturally lower than those associated with our general purpose credit card receivables. This was particularly influenced by strong growth in the aforementioned private label credit receivables acquired during the second and third quarters of 2025 that have limited loss exposure and tend to have longer associated terms and lower effective payment rates. This decline in payment rates is not evident in our credit card portfolio, which has maintained relatively stable payment rates for all periods in 2025 and 2026.

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

Expected Net Principal Credit Loss Rate – Our Expected net principal credit loss rate is chiefly impacted by the relative makeup of receivables within our pools rather than changes in expected performance of those underlying pools. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners, particularly in the second and third quarters of 2025, our Expected net principal credit loss rate has decreased. Offsetting this, while expected net principal credit loss rates associated with our general purpose credit card receivables have shown continued overall improvements as evidenced by delinquency rates period-over-period, recent strong growth in this portfolio of receivables associated with newer serviced accounts has resulted in an overall increase to our Expected Net Principal Credit Loss Rate as these receivables associated with newer accounts continue to season and make up a larger percentage of the overall receivables portfolio. With growth in the acquisition of our general purpose credit receivables with slightly higher loss rates expected to exceed those associated with private label credit, particularly those noted above with limited loss exposure, we expect this weighted average rate to increase marginally over the next several quarters. This decline in the Expected Net Principal Credit Loss Rate is included as a component of the net $40.9 million gains in Changes in fair value of loans at fair value noted above.

Discount Rate – Our weighted average discount rate has remained relatively consistent over the past several quarters. Primarily impacting modest changes in our weighted average discount rate are changes in the types and volumes of receivables acquired, as different receivable types (general purpose credit card receivables versus private label credit receivables) have different expected return requirements used by third-party market participants. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners that reimburse us for credit losses, we would expect our weighted average discount rate to decrease marginally as these receivables have appropriately lower expected return requirements. Offsetting this expected decline is continued growth in our general purpose credit receivables which tend to have slightly higher return requirements. While changes in this mix do impact the weighted average discount rate, they do not have a direct impact on the calculation of fair value for our individual pools. We consider asset specific financing costs associated with our receivables (coupled with our internal cost of equity capital in agreements that require credit enhancements) as the best indicator of return requirements used by third-party market participants. If the Federal Reserve continues to decrease interest rates or we observe a corresponding consistent decrease in return requirements used by third-party market participants, we may further reduce our weighted average discount rate.

Total operating expenses. Total operating expenses variances for the three months ended March 31, 2026, relative to the three months ended March 31, 2025, reflect the following:

•	increases in salaries and benefit costs related to both the growth in the number of employees, including those added as part of our acquisition of Mercury, and increases in related compensation. We expect continued increase in salaries and benefits for 2026 compared to comparable periods in 2025 due to this acquired workforce;
•	increases in card and loan servicing expenses due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew to $6,724.9 million outstanding from $2,706.3 million outstanding at March 31, 2026 and March 31, 2025, respectively, and costs associated with the implementation of product, policy, and pricing changes. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow in 2026 commensurate with growth in our receivables;
•	increases in marketing and solicitation costs, primarily due to quarterly growth in both new credit card and private label customers serviced, the total accounts of which increased over 2.2 million as of March 31, 2026 when compared to March 31, 2025 (including approximately 1.2 million serviced accounts as of March 31, 2026 associated with the Mercury acquisition). These increases in marketing and solicitation costs are a direct result of the increased costs associated with assisting our bank partners to acquire new consumers. As we continue to adjust our underwriting standards to reflect changes in fee and finance assumptions on new receivables, continue to expand under our newly acquired Mercury brand and allow for overall increases in the cost to successfully market to consumers, we expect period-over-period marketing costs for 2026 to increase relative to those experienced in 2025, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and
•	increases in other expenses, primarily related to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including occupancy, legal and travel expenses can be variable based on growth and have grown as we expand our marketing and growth efforts. Increases in this category for the three months ended March 31, 2026, when compared to the same period in 2025 primarily relate to ongoing increased costs associated with accounting and legal expenses as well as certain increased costs associated with our Mercury acquisition. While we expect some continued increase in these associated costs as we continue to grow our receivable portfolios, we do not anticipate the increase to be meaningful.

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

These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. Unknown impacts related to potential inflation and other global disruptions could result in more variability in these expenses and could impair our ability to acquire new receivables, resulting in increased costs despite our efforts to manage costs effectively.

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

Income Taxes. We experienced effective tax rates of 24.4% and 23.6% for the three months ended March 31, 2026, and 2025, respectively.

These effective tax expense rates were above the statutory rate principally due to (1) state and foreign income tax expense, (2) deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees, and (3) taxes on global intangible low-taxed income. Offsetting the foregoing items were deductions associated with the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Another offsetting item in only the three months ended March 31, 2025, was our deduction of interest expense on a financial instrument classified as debt for tax purposes that was repaid in the three months ended March 31, 2025—such financial instrument which was characterized in our consolidated financial statements as dividend-paying preferred stock.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions to the extent such liabilities have not been favorably resolved thereby resulting in interest expense reversals) within our income tax line item on our consolidated statements of income. Such interest expense was de minimis in both the three months ended March 31, 2026, and 2025.

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

The following discussion of our managed receivables includes the aforementioned acquisition of Mercury and its portfolio of approximately $3,078.7 million (as of March 31, 2026) in general purpose credit card receivables. As we acquired the receivables on September 11, 2025, the financial impact of the acquisition on the quarter was limited to fees, billings and expenses subsequent to that date, however the receivables acquired are included in the denominator of the ratios calculated below for all periods subsequent to acquisition.

Below is the reconciliation of Loans at fair value to Total managed receivables:

	At or for the Three Months Ended
	2026	2025				2024
(in Millions)	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Loans at fair value	$6,452.1	$6,647.9	$6,350.0	$3,004.7	$2,668.5	$2,630.3	$2,511.6	$2,277.4
Fair value mark against receivable (1)	272.8	305.5	250.1	41.8	37.8	94.5	142.5	137.7
Total managed receivables (2)	$6,724.9	$6,953.4	$6,600.1	$3,046.5	$2,706.3	$2,724.8	$2,654.1	$2,415.1
Fair value to Total managed receivables ratio (3)	95.9%	95.6%	96.2%	98.6%	98.6%	96.5%	94.6%	94.3%

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

A reconciliation of our operating revenues and other income, net of finance and fee charge-offs, to comparable amounts used in our calculation of Total managed yield ratios is as follows:

	At or for the Three Months Ended
	2026	2025				2024
(in Millions)	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Consumer loans, including past due fees	$519.9	$528.7	$331.7	$267.2	$238.5	$242.1	$245.3	$232.1
Fees and related income on earning assets	110.1	155.8	122.5	94.3	78.3	83.8	78.5	59.5
Other revenue	39.4	39.5	30.4	23.0	18.7	17.5	16.8	13.6
Total operating revenue and other income - CaaS Segment	669.4	724.0	484.6	384.5	335.5	343.4	340.6	305.2
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	9.6	(6.1)	(16.0)	(26.6)	0.1	0.7	(15.1)	(12.6)
Adjustments due to acceleration of annual fees recognition under fair value accounting	9.6	(8.3)	(24.4)	(8.8)	(4.2)	(10.5)	(8.0)	1.1
Removal of finance charge-offs	(114.7)	(114.1)	(78.8)	(68.2)	(70.0)	(64.9)	(60.6)	(62.9)
Total managed yield	$573.9	$595.5	$365.4	$280.9	$261.4	$268.7	$256.9	$230.8

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2026	2025				2024
(in Millions)	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Charge-offs on loans at fair value	$406.4	$377.9	$231.8	$211.8	$233.5	$213.1	$201.5	$217.0
Finance charge-offs (1)	(114.7)	(114.1)	(78.8)	(68.2)	(70.0)	(64.9)	(60.6)	(62.9)
Combined principal net charge-offs	$291.7	$263.8	$153.0	$143.6	$163.5	$148.2	$140.9	$154.1

(1)	Finance charge-offs are included as a component of our Changes in fair value of loans in the accompanying condensed consolidated statements of income.

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing and size of receivable purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our portfolios of receivables also affects the stability of our delinquency and loss rates. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategy under "Collection Strategy" in Item 1, "Business" of our Annual Report on Form 10-K for the year ended December 31, 2025.

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2026		2025
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$6,724,913		$6,953,445		$6,600,135		$3,046,477
30-59 days past due	$195,749	2.9%	$206,249	3.0%	$179,339	2.7%	$100,472	3.3%
60-89 days past due	$169,032	2.5%	$188,321	2.7%	$158,201	2.4%	$85,611	2.8%
90 or more days past due	$472,571	7.0%	$445,475	6.4%	$374,650	5.7%	$210,925	6.9%
Average managed receivables	$6,839,179		$6,776,790		$4,823,306		$2,876,371
Total managed yield ratio, annualized (1)	33.6%		35.1%		30.3%		39.1%
Combined principal net charge-off ratio, annualized (2)	17.1%		15.6%		12.7%		20.0%
Interest expense ratio, annualized (3)	7.2%		7.4%		6.2%		7.4%
Net interest margin ratio, annualized (4)	9.3%		12.1%		11.4%		11.7%

	At or for the Three Months Ended
	2025		2024
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$2,706,264		$2,724,782		$2,654,112		$2,415,092
30-59 days past due	$89,132	3.3%	$104,022	3.8%	$106,303	4.0%	$99,620	4.1%
60-89 days past due	$84,559	3.1%	$97,953	3.6%	$96,673	3.6%	$88,544	3.7%
90 or more days past due	$233,205	8.6%	$253,511	9.3%	$227,418	8.6%	$218,215	9.0%
Average managed receivables	$2,715,523		$2,689,447		$2,534,602		$2,366,598
Total managed yield ratio, annualized (1)	38.5%		40.0%		40.5%		39.0%
Combined principal net charge-off ratio, annualized (2)	24.1%		22.0%		22.2%		26.0%
Interest expense ratio, annualized (3)	6.9%		6.5%		6.6%		6.3%
Net interest margin ratio, annualized (4)	7.5%		11.5%		11.7%		6.7%

(1)	The Total managed yield ratio, annualized is calculated using the annualized total managed yield as the numerator and period-end average managed receivables as the denominator.
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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands):

	Private Label Credit - At or for the Three Months Ended
	2026		2025
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,787,036		$1,856,811		$1,725,708		$1,524,399
30-59 days past due	$39,482	2.2%	$37,727	2.0%	$30,336	1.8%	$29,981	2.0%
60-89 days past due	$23,626	1.3%	$33,588	1.8%	$25,988	1.5%	$23,745	1.6%
90 or more days past due	$67,136	3.8%	$74,940	4.0%	$62,066	3.6%	$58,146	3.8%
Average APR	11.4%		9.6%		9.4%		10.3%
Receivables purchased during period	$257,681		$413,988		$436,711		$506,738

	Private Label Credit - At or for the Three Months Ended
	2025		2024
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,253,215		$1,231,750		$1,205,714		$1,013,529
30-59 days past due	$27,166	2.2%	$33,664	2.7%	$34,658	2.9%	$36,477	3.6%
60-89 days past due	$23,938	1.9%	$29,297	2.4%	$30,216	2.5%	$29,766	2.9%
90 or more days past due	$67,414	5.4%	$75,294	6.1%	$70,190	5.8%	$67,368	6.6%
Average APR	11.9%		12.9%		13.3%		15.8%
Receivables purchased during period	$265,360		$241,442		$396,900		$316,304

	General Purpose Credit Card - At or for the Three Months Ended
	2026		2025
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$4,937,877		$5,096,634		$4,874,427		$1,522,078
30-59 days past due	$156,267	3.2%	$168,522	3.3%	$149,003	3.1%	$70,490	4.6%
60-89 days past due	$145,405	2.9%	$154,733	3.0%	$132,214	2.7%	$61,866	4.1%
90 or more days past due	$405,435	8.2%	$370,535	7.3%	$312,584	6.4%	$152,779	10.0%
Average APR	28.9%		28.2%		28.7%		29.4%
Receivables purchased during period	$1,093,300		$1,347,982		$701,557		$442,957

	General Purpose Credit Card - At or for the Three Months Ended
	2025		2024
	Mar. 31		Dec. 31		Sep. 30		Jun. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,453,049		$1,493,032		$1,448,060		$1,401,168
30-59 days past due	$61,966	4.3%	$70,358	4.7%	$71,645	4.9%	$63,141	4.5%
60-89 days past due	$60,621	4.2%	$68,656	4.6%	$66,454	4.6%	$58,777	4.2%
90 or more days past due	$165,791	11.4%	$178,216	11.9%	$157,222	10.9%	$150,839	10.8%
Average APR	28.7%		28.6%		28.9%		27.4%
Receivables purchased during period	$347,550		$370,269		$373,231		$360,425

The following discussion relates to the tables above.

Managed receivables levels. Managed receivables declined from December 31, 2025 due to seasonal paydowns associated with seasonally strong payment patterns associated with tax refunds for many consumers. We continue to experience overall period-over-period quarterly receivables growth with over $4,018.6 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners between March 31, 2026 and March 31, 2025. The increased purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $533.8 million in the twelve months ended March 31, 2026 primarily related to seasonal expansion with one of our retail partners. The seasonal expansion with this retail partner tends to peak in the second and third quarters of each year. Our general purpose credit card receivables grew by $3,484.8 million during the twelve months ended March 31, 2026. This increase included receivables added as part of the Mercury acquisition which totaled $3,078.7 million as of March 31, 2026. Some of our larger merchant partners have expanded their relationships with us and our bank partner, which resulted in an increased flow of acquired receivables. While we currently expect continued period-over-period quarterly growth in our general purpose credit card receivables, we expect purchases associated with the above mentioned retail partner to moderate, resulting in modest increases in expected period-over-period retail receivables. Growth in future periods receivables is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partners, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for 83.6% of our private label credit receivables outstanding as of March 31, 2026. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns and growth (or contraction) within merchant retail locations. Further impacting receivable purchase amounts in a period are consumer application volumes that retail partners may direct to our bank partners versus competitors who offer similar financing products to those retail merchant partners. See Note 10, "Commitments and Contingencies," to our condensed consolidated financial statements included herein for further discussion of these concentrations.

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

We have acquired certain receivables that have higher observed delinquencies, but for which we have limited loss exposure due to agreements with retail partners. As a result of these limited loss exposures, these receivables are not included in our delinquency rates for private label credit receivables. For 2025 we observed lower overall delinquency rates in both our general purpose credit card receivables and our private label credit receivables. Receivables added as part of the Mercury acquisition in the third quarter of 2025 have lower overall delinquency rates (and lower associated yields) than those of our existing portfolios. The addition of these receivables resulted in a lower combined delinquency rate as of December 31, 2025 and the first quarter of 2026.

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to marginally increase when compared to the same periods in prior years due to a planned shift in our general purpose and private label credit receivables originated as our bank partners continue to expand product offerings to a broader range of consumers. This expected increase in delinquencies will be accompanied by higher yielding assets, which we believe will result in a more profitable asset overall. Additionally, as the receivables added from the Mercury acquisition tend to have lower delinquency and charge off rates than our existing portfolios of receivables and when coupled with expected growth in our general purpose credit card receivables, we expect the increase in delinquency rates noted above to be muted. We also expect continued seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the second quarter of each year due to the benefits of seasonally strong payment patterns associated with tax refunds for many consumers, a trend which continued in the first quarter of 2026. Our beliefs for future delinquency rates are predicated on the assumption that the slowing rate of inflation will continue and prove effective at reducing account delinquencies.

Total managed yield ratio, annualized. As discussed above, growth in higher yielding assets has resulted in higher charge-off and delinquency rates in some periods and within some product categories. General purpose credit card receivables tend to have higher total yields than private label credit receivables (and higher associated charge-off rates). As a result, in periods where we have slower rates of growth of general purpose credit card receivables, as was noted in 2025 (relative to growth in private label credit receivables), we expect to have slightly lower total managed yield ratios. Additionally, receivables added as part of the Mercury acquisition tend to have lower yields (and lower associated delinquency and charge off rates). The addition of these receivables contributed to the decline in our Total managed yield ratio, annualized, since the third quarter of 2025 and will serve to offset some of our expected growth in Total managed yield ratios going forward. As previously discussed, these receivables are expected to have lower overall yields (thus negatively impacting our Total managed yield ratio), but also lower principal and finance charge-offs resulting in a similarly profitable asset. We experienced in the first of quarter of 2026, and expect to continue to experience for the remainder of 2026, increases in the rates of acquisition of our general purpose credit card receivables relative to private label credit receivables and higher associated period-over-period operating revenue and other income for 2026 although the timing of these acquisitions and impact of the Mercury acquisition could result in some fluctuations of our Total managed yield ratio, annualized when comparing quarterly rates in 2026 to corresponding quarterly periods in 2025.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. We noted improvements in this rate in the fourth quarter of 2024 and in the first and second quarters of 2025 as delinquencies continued to improve, consumer payment behavior improved and we experienced strong growth in our receivables base. The significant improvement noted in the third quarter of 2025 was largely due to the addition of receivables associated with the Mercury acquisition which have lower delinquencies and principal charge-offs than our existing portfolios of receivables. This improvement continued in the fourth quarter of 2025 and in the first quarter of 2026. We expect to see continued year-over-year improvements in our Combined principal net charge-off ratio, annualized for 2026, assisted by higher expected growth in the third and fourth quarters of 2026 in our general purpose credit cards which will improve ratios in those periods as the receivables associated with these newer consumers will not have seasoned through peak charge off periods.

We expect our recent overall combined principal net charge-off ratios to continue to marginally improve 2026. These charge-off rates are expected to return to historically normalized levels, adjusted for the change in mix of acquired receivables discussed above, and will benefit from planned growth in the underlying receivables which we expect will further reduce our combined principal net charge-off ratio. Our charge-off ratio has also been impacted due to (and will continue to be impacted by): (1) higher expected charge-off rates on certain private label credit and general purpose credit card receivables associated with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, leading to periodic increases in combined principal net charge-offs, and (3) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of inflation pressures. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment. This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt as well as the addition of new funding facilities. Historically, we obtained lower cost financing with fixed interest rates, resulting in lower interest expense ratios. Increases in the federal funds borrowing rates have led to an increase in interest rates for newly-originated debt and for that portion of debt which does not have fixed rates. As such, we have seen our Interest expense ratio, annualized increase in all periods presented and we expect the Interest expense ratio to marginally increase, relative to corresponding periods in prior periods, as we replace existing financing arrangements with new ones at a higher cost of capital. The addition of debt assumed as part of the Mercury acquisition will also contribute to our Interest expense ratio although the cost of this debt is largely in-line with our existing facilities and, as such, should not result in a meaningful impact to the Interest expense ratio, annualized.

Net interest margin ratio, annualized. Our Net interest margin ratio, annualized represents the difference between our Total managed yield ratio, annualized, our Combined principal net charge-off ratio, annualized and our Interest expense ratio, annualized. Declines in this ratio in 2024 reversed in 2025 as we realized improvements in delinquencies and subsequent charge-offs, noted above. We currently expect minimal improvements for 2026 in our Combined principal net charge-off ratio, annualized, relative to corresponding periods in 2025 which should continue to result in a consistent net interest margin ratio year-over-year. Changes in the mix of acquired receivables, noted above, will lead to improvements in the Net interest margin, annualized as the higher yielding receivables become a larger component of our total portfolio, however the lower yielding but also lower delinquent accounts associated with the Mercury acquisition will continue to offset some of the expected improvement until such time that product, policy and pricing changes associated with this portfolio have taken effect.

Average APR. The average annual percentage rate ("APR") charged to customers varies by receivable type, credit history and other factors. The APRs for receivables originated through our private label credit platform range from 0% to 36.0%. For general purpose credit card receivables, APRs range from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. Our average APRs for general purpose credit card receivables remained largely consistent throughout 2025 with some modest increases noted resulting from the aforementioned mix shift in yield characteristics of acquired receivables. We expect some continued improvements in our general purpose credit card receivable average APRs as newly acquired receivables with higher APRs become a larger part of our overall portfolio of receivables. Our average APRs for private label credit fell in 2025 due to a change in the overall portfolio mix towards private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. As the relative pace of acquisition for some lower effective yield assets has moderated, we have noted some improvement in our retail overall effective yields. We expect this declining trend in Average APR to abate in 2026 with planned higher growth rates in our general purpose credit card receivables, however, the timing and relative mix of receivables acquired could cause some minor fluctuations. We do not acquire or service receivables that have an APR above 36.0%.

Receivables purchased during period. Receivables purchased during period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For 2025 we noted increases in the amount of receivables purchased associated with our general purpose credit card receivables and also a larger increase in receivables purchased associated with our private label credit receivables. This growth in Private Label Credit Receivables purchased primarily relates to growth in purchases associated with our largest retail partner. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our issuing bank partners. Private label credit receivable acquisitions in the first quarter of 2026 were similar to those in the same period of 2025. As discussed above, we expect some retail partner programs to moderate in the second and third quarters of 2026 which will result in slower receivable acquisitions during those periods, when compared to the same periods in 2025. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our issuing bank partners. As a result, the timing of new receivable acquisitions, particularly as it relates to general purpose credit cards, could be impacted in the short term. Nonetheless, we expect continued growth in the acquisition of these general purpose credit card receivables throughout 2026. The acquisition of Mercury and its portfolio of general purpose credit card receivables is also expected to result in additional receivable acquisitions in future quarters as our bank partner continues to market to new consumers.

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

A reconciliation of our operating revenues and other income to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2026	2025				2024
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Consumer loans, including past due fees	$9.5	$9.8	$9.4	$9.1	$9.2	$9.6	$10.0	$10.4
Fees and related income on earning assets	0.3	0.3	1.1	—	—	—	0.1	—
Other income	0.2	0.3	0.1	0.2	0.2	0.2	0.2	0.2
Total operating revenue and other income	10.0	10.4	10.6	9.3	9.4	9.8	10.3	10.6
Finance charge-offs	—	0.1	—	—	—	—	—	—
Total managed yield	$10.0	$10.5	$10.6	$9.3	$9.4	$9.8	$10.3	$10.6

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized follows (in millions):

	At or for the Three Months Ended
	2026	2025				2024
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Gross charge-offs	$1.7	$2.1	$1.9	$1.7	$1.8	$1.5	$3.1	$3.5
Finance charge-offs (1)	—	0.1	—	—	—	—	—	—
Recoveries	(0.6)	(0.7)	(0.7)	(0.6)	(0.6)	(0.6)	(0.7)	(0.7)
Combined principal net charge-offs	$1.1	$1.5	$1.2	$1.1	$1.2	$0.9	$2.4	$2.8

(1)	Finance charge-offs are included as a component of our Provision for credit losses in the accompanying condensed consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2026		2025
	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables
Period-end managed receivables (1)	$103,994		$107,093		$111,068		$106,632
30-59 days past due	$6,237	6.0%	$9,056	8.5%	$8,430	7.6%	$6,576	6.2%
60-89 days past due	$2,084	2.0%	$3,198	3.0%	$2,545	2.3%	$2,391	2.2%
90 or more days past due	$2,635	2.5%	$3,040	2.8%	$3,214	2.9%	$3,741	3.5%
Average managed receivables	$105,544		$109,081		$108,850		$106,366
Total managed yield ratio, annualized (2)	37.9%		38.5%		39.0%		35.0%
Combined principal net charge-off ratio, annualized (3)	4.2%		5.5%		4.4%		4.1%
Recovery ratio, annualized (4)	2.3%		2.6%		2.6%		2.3%

	At or for the Three Months Ended
	2025		2024
	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables
Period-end managed receivables (1)	$106,099		$108,982		$110,638		$117,951
30-59 days past due	$6,344	6.0%	$7,590	7.0%	$8,873	8.0%	$9,200	7.8%
60-89 days past due	$2,061	1.9%	$3,217	3.0%	$3,801	3.4%	$3,834	3.3%
90 or more days past due	$4,221	4.0%	$4,723	4.3%	$5,305	4.8%	$4,944	4.2%
Average managed receivables	$107,541		$109,810		$114,295		$120,136
Total managed yield ratio, annualized (2)	35.0%		35.7%		36.0%		35.3%
Combined principal net charge-off ratio, annualized (3)	4.5%		3.3%		8.4%		9.3%
Recovery ratio, annualized (4)	2.2%		2.2%		2.4%		2.3%

(1)	Period-end managed receivables equal the corresponding amount of loans at amortized cost included in Note 2 "Significant Accounting Policies and Condensed Consolidated Financial Statement Components" in our condensed consolidated financial statements.
(2)	The total managed yield ratio, annualized is calculated using the annualized Total managed yield as the numerator and Period-end average managed receivables as the denominator.
(3)

The Combined principal net charge-off ratio, annualized is calculated using the annualized Combined principal net charge-offs as the numerator and Period-end average managed receivables as the denominator.

(4)	The Recovery ratio, annualized is calculated using annualized Recoveries as the numerator and Period-end average managed receivables as the denominator.

Managed receivables. Stress noted at some dealer locations resulted in higher than anticipated credit losses associated with floorplan loans during 2024. When coupled with increased delinquencies associated with the underlying consumers loans, we have experienced period-over-period declines in our managed receivables for the first and second quarters of 2025. For the third and fourth quarters of 2025, we continued to grow the portfolio as we continued to recover from the above noted floorplan loan losses experienced in 2024. We noted typical seasonal declines in managed receivables in the first quarter of 2026 resulting from expected increases in payment rates associated with tax refunds for many consumers. We expect modest growth in the level of our managed receivables for 2026 as CAR continues to rebuild its receivables base, expands within its current geographic footprint and continues plans for service area expansion. Although we continue to expand our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. We continually evaluate bulk purchases of receivables, however, the timing and size of such purchases are difficult to predict.

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

Combined principal net charge-off ratio, annualized and recovery ratio, annualized. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge-off when the proceeds are received. Combined principal net charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined principal net charge-off ratio as was evidenced in 2024. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge-offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

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

Accordingly, we will continue to focus on (i) obtaining the funding necessary to meet capital needs required by the growth of our receivables, (ii) adding new retail partners to our platform to continue growth of the private label credit receivables, (iii) growing general purpose credit card receivables, (iv) effectively managing costs, and (v) repurchasing outstanding shares of our common and preferred stock. We believe our cash, future cash provided by operating activities, availability under our debt facilities, and access to the capital markets will provide adequate resources to fund our operating and financing needs.

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our condensed consolidated balance sheets. Facilities that could represent near-term and longer-term refunding or refinancing needs as of March 31, 2026 are those associated with the following notes payable and senior notes in the amounts indicated (in millions):

Other debt	$5.2
Revolving credit facility (expiring July 20, 2026) that is secured by certain receivables and restricted cash	74.6
2026 Senior notes	127.6
Total short term refinancing needs (within 12 months)	$207.4
Revolving credit facility (expiring March 31, 2028) that is secured by certain receivables and restricted cash	50.0
Revolving credit facility (expiring April 7, 2028) that is secured by certain receivables and restricted cash	14.2
Revolving credit facility (expiring December 1, 2028) that is secured by certain assets	25.5
2029 Senior notes	181.6
2030 Senior notes	400.0
Total long term refinancing needs (in excess of 12 months)	$671.3

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

In November 2021, we issued $150.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We repurchased $8.1 million of the outstanding principal amount of these 2026 Senior Notes in the three months ended March 31, 2026. There were no repurchases for the same period in 2025.

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

During the three months ended March 31, 2026 and 2025, we sold 515 shares and 13,661 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $0.0 million and $0.3 million, respectively. During the three months ended March 31, 2026 and 2025, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three months ended March 31, 2026 and 2025, we sold $0.5 million and $17.7 million, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $0.5 million and $17.4 million, respectively.

During the three months ended March 31, 2026 and 2025, we sold 0 common shares and 200,000 common shares, respectively, under the Company’s Common Stock ATM Program for net proceeds of $0.0 million and $11.6 million, respectively.

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

At March 31, 2026, we had $651.1 million in cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended March 31, 2026 and 2025 are as follows:

•	During the three months ended March 31, 2026, we generated $286.3 million of cash flows from operations compared to our generation of $131.6 million of cash flows from operations during the three months ended March 31, 2025. While payment rates for our consumers stayed consistent period-over-period, we experienced an increase in cash provided by operating activities principally related to finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables. Most of this change was due to growth in the underlying receivables (and collections thereon) along with higher yielding receivables effectively increasing the minimum payment amounts required by consumers.
•

During the three months ended March 31, 2026, we used $51.2 million of cash in our investing activities, compared to the use of $114.9 million of cash from investing activities during the three months ended March 31, 2025. This decrease in cash used is primarily due to marginal decreases in the level of net investments in private label credit and general purpose credit card receivables relative to the same period in 2025. For the three months ended March 31, 2026, we purchased $1,363.7 million in private label and general purpose credit card receivables compared to $620.9 million for the three months ended March 31, 2025. Offsetting these purchases were collections of $1,291.5 million and $496.2 million for the three months ended March 31, 2026 and 2025, respectively. As we continue to grow our receivables base, we would expect for purchases of new receivables to outpace payments thereon throughout 2026.

•

During the three months ended March 31, 2026, we used $198.5 million of cash in financing activities, compared to our use of $54.9 million of cash from financing activities during the three months ended March 31, 2025. The increase in cash used in financing activities is primarily due to repayments of borrowings in excess of new borrowings (proceeds from borrowings less repayment of borrowings) of $193.2 million. Offsetting this increase in use of cash were redemptions of the remaining 50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon in March 2025. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. As discussed above, we expect to have continued growth in our receivables base and as a result, expect to continue raising additional capital to fund these acquisitions.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) additional investments in private label credit and general purpose credit card finance receivables as well as the acquisition of credit card receivables portfolios and (2) further repurchases or redemptions of preferred and common stock. Pursuant to share repurchase plans authorized by our Board of Directors, we are authorized to repurchase up to 2,000,000 shares of our common stock and 500,000 shares of our Series B preferred stock through June 30, 2028.

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

CRITICAL ACCOUNTING ESTIMATES

We have prepared our condensed consolidated financial statements in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period. We base our assumptions, estimates, and judgments on historical experience, current events, and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. For a description of the Company’s critical accounting estimates, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 12, 2026. There have been no material changes to the information on critical accounting estimates described in our Annual Report on Form 10‑K for the year ended December 31, 2025.

On a quarterly basis, we review our significant accounting policies and the related assumptions with the audit committee of the Board of Directors.

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

In June 2007, we entered into a sublease for 1,000 square feet (as later amended to 600 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. ("HBR"), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. We entered into a new lease for our Atlanta headquarters that commenced in June 2022. In connection with this new prime lease, we entered into a new sublease with HBR. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $0.1 million for both 2025 and 2024. The aggregate amount of payments required under the sublease from January 1, 2026 to the expiration of the sublease in May 2027 is $144,000.

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the three months ended March 31, 2026 and 2025, we received $0.2 million and $0.2 million, respectively, of reimbursed costs from HBR associated with these leased employees.

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

•	current and future litigation and regulatory proceedings against us;
•	hallucinations in our models;
•	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
•	the adequacy of our allowance for credit losses and estimates of loan losses used within our risk management and analyses;
•	the possible impairment of assets;
•	our ability to manage costs in line with the expansion or contraction of our various business lines;
•

our relationship with (i) the merchants that participate in private label credit operations and (ii) the banks that issue credit cards and provide certain other credit products utilizing our technology platform and related services;

•	merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees;
•	any decline in the use of cards as a payment mechanism or other adverse developments with respect to the credit card industry in general;
•	increases or decreases in interest rates and uncertainty with respect to the interest rate environment;
•	theft and employee errors; and
•	integration risk associated with our recent acquisition of Mercury Financial LLC (“Mercury”).

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

		Impact on Pre-Tax earnings if Interest Rates:
	At March 31, 2026	Increase 100 Basis Points	Decrease 100 Basis Points
Notes payable subject to interest rate risk	$1,096.9	$(10.9)	$10.9

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our condensed consolidated balance sheet as of March 31, 2026, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by 10% for the next 12 months. The sensitivity does not factor in other associative impacts that could occur in such a scenario. This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross. Actual results could differ materially from these estimates:

		Impact if Credit Loss Rates:
	At March 31, 2026	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$6,452.1	$6,278.1	$6,626.1
Loans at amortized cost, net	$80.7	$80.6	$80.9
Income (loss) before income taxes		$(174.1)	$174.2

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our condensed consolidated balance sheet as of March 31, 2026, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in required market rates of return by 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included all of our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross. Actual results could differ materially from these estimates:

		Impact if Discount Rates:
	At March 31, 2026	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$6,452.1	$6,378.2	$6,528.2
Income (loss) before income taxes		$(73.9)	$76.1

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our condensed consolidated balance sheet as of March 31, 2026, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in payment rates by 10% for the next 12 months. The sensitivity does not factor in other associative impacts that could occur in such a scenario. This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included only our loans, interest and fees receivable, at fair value. Actual results could differ materially from these estimates:

		Impact if Payment Rates:
	At March 31, 2026	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$6,452.1	$6,832.0	$6,072.3
Income (loss) before income taxes		$379.9	$(379.8)

Counterparty Risk

We are subject to risk if a counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to acquire loans. We seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of March 31, 2026, we had total borrowings associated with our loans at fair value and our loans at amortized cost of $5.7 billion. Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding and Capital Resources" and Note 9 "Notes Payable" to our condensed consolidated financial statements included herein for further information on our outstanding Notes Payable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation and supervision of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of March 31, 2026, the end of the period covered by this Form 10-Q. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in reports that it files or submits under the Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Due to the SEC staff's general guidance that an assessment of an acquired business may be omitted from the scope of management's assessment for one year following the acquisition, management excluded Mercury, which was acquired on September 11, 2025, from our assessment of internal control over financial reporting as of March 31, 2026. Mercury represents approximately 41.4% of the Company’s consolidated total assets as of March 31, 2026, and approximately 33.0% of the Company’s consolidated revenue for the three months ended March 31, 2026. See Note 1 "Description of Our Business" to our condensed consolidated financial statements for further discussion of the Mercury acquisition.

Changes in internal control over financial reporting

During the quarter ended March 31, 2026, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $6,724.9 million at March 31, 2026, from $2,706.3 million at March 31, 2025. Mercury accounted for 3,078.7 of the current quarter's receivable. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for 84% of our outstanding private label credit receivables as of March 31, 2026. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

Risks Relating to an Investment in Our Securities

The prices of our securities may fluctuate significantly, and this may make it difficult for you to resell our securities when you want or at prices you find attractive. The prices of our securities on the NASDAQ Global Select Market constantly change. We expect that the market prices of our securities will continue to fluctuate. The market prices of our securities may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;
•	changes in expectations as to our future financial performance, including financial estimates and projections by Atlanticus, securities analysts and investors;
•	the overall financing environment, which is critical to our value;
•	changes in interest rates;
•	inflation and supply chain disruptions;
•	the operating and stock performance of our competitors;
•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;
•	changes in generally accepted accounting principles in the U.S. ("GAAP"), laws, regulations or the interpretations thereof that affect our various business activities and segments;
•	general domestic or international economic, market and political conditions;
•	changes in ownership by executive officers, directors and parties related to them who control a majority of our common stock;
•	additions or departures of key personnel;
•	the annual yield from distributions on the Series B preferred stock or interest on the 2026 Senior Notes and the 2029 Senior Notes as compared to yields on other financial instruments; an
•	government reactions to epidemics and global pandemics (such as the COVID-19 pandemic).

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

The Series B preferred stock rank junior to our Series A preferred stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A preferred stock has been satisfied. The rights of holders of the Series B preferred stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A preferred stock and any future series or class of preferred stock we may issue that ranks senior to the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of March 31, 2026, we had outstanding 400,000 shares of Series A preferred stock and 3,584,646 shares of Series B preferred stock. As of March 31, 2026, we could issue up to 6,015,354 additional shares of preferred stock.

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

We may issue additional shares of the Series B preferred stock and additional series of preferred stock that rank on a parity with the Series B preferred stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B preferred stock and additional series of preferred stock that would rank on a parity with the Series B preferred stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B preferred stock without any vote of the holders of the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of March 31, 2026, we had outstanding 400,000 shares of Series A preferred stock and 3,584,646 shares of Series B preferred stock. As of March 31, 2026, we could issue up to 6,015,354 additional shares of preferred stock. The issuance of additional shares of Series B preferred stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B preferred stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B preferred stock if we do not have sufficient funds to pay dividends on all Series B preferred stock outstanding and other classes of stock with equal priority with respect to dividends.

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

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business. The indenture that governs the 2030 Senior Notes contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur more debt;
•	issue preferred stock;
•	pay dividends or make distributions in respect of capital stock, or purchase or redeem capital stock;
•	make certain investments;
•	create liens;
•	transfer or sell assets;
•	merge or consolidate; and
•	enter into transactions with our affiliates.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 - January 31	3,063	$62.75	1,675	1,605,945
February 1 - February 28	540	$52.31	—	1,605,945
March 1 - March 31	68,405	$52.78	48,456	1,557,489
Total	72,008	$53.20	50,131	1,557,489

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 2,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 21,877 such shares returned to us during the three months ended March 31, 2026.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2026, we are authorized to repurchase 2,000,000 shares of our common stock through June 30, 2028.

The following table sets forth information with respect to our repurchases of Series B preferred stock during the three months ended March 31, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 - January 31	—	$—	—	500,000
February 1 - February 28	—	$—	—	500,000
March 1 - March 31	—	$—	—	500,000
Total	—	$—	—	500,000

(1)	On May 7, 2026, our Board of Directors authorized the Company to repurchase up to 500,000 shares of our Series B preferred stock through June 30, 2028.

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

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

Atlanticus Holdings Corporation

May 7, 2026	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)