Form 10-Q
period 2026-06-30
Atlanticus Holdings Corp
filed 2026-08-06
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 1, 2026, 15,170,038 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2026	2025

Assets
Cash and cash equivalents (including $225.8 million and $209.6 million associated with variable interest entities at June 30, 2026 and December 31, 2025, respectively)	$555,215	$621,093
Restricted cash and cash equivalents (including $51.2 million and $117.6 million associated with variable interest entities at June 30, 2026 and December 31, 2025, respectively)	89,965	146,314
Loans at fair value (including $6,466.1 million and $6,522.9 million associated with variable interest entities at June 30, 2026 and December 31, 2025, respectively)	6,658,748	6,647,882
Loans at amortized cost, net (including $3.7 million and $4.1 million of allowance for credit losses at June 30, 2026 and December 31, 2025, respectively; and $18.2 million and $20.1 million of deferred revenue at June 30, 2026 and December 31, 2025, respectively)	77,731	82,884
Property at cost, net of depreciation	10,867	12,589
Intangible assets, net (Note 2)	25,130	30,268
Operating lease right-of-use assets	13,886	15,104
Prepaid expenses and other assets, net	60,228	66,954
Total assets	$7,491,770	$7,623,088
Liabilities
Accounts payable and accrued expenses	$275,313	$284,514
Operating lease liabilities	23,568	25,283
Notes payable, net (including $5,554.0 million and $5,739.1 million associated with variable interest entities at June 30, 2026 and December 31, 2025, respectively)	5,578,882	5,818,761
Senior notes, net	692,117	698,562
Income tax liability	184,414	152,138
Total liabilities	6,754,294	6,979,258

Commitments and contingencies (Note 10)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding (liquidation preference - $40.0 million) at June 30, 2026 and December 31, 2025 (Note 5) (1)	40,000	40,000

Shareholders' Equity
Series B preferred stock, no par value, 3,584,646 shares issued and outstanding at June 30, 2026 (liquidation preference - $89.6 million); 3,584,131 shares issued and outstanding at December 31, 2025 (liquidation preference - $89.6 million) (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 15,170,081 and 14,922,462 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Paid-in capital	106,177	102,276
Retained earnings	595,702	506,424
Total shareholders’ equity attributable to Atlanticus Holdings Corporation	701,879	608,700
Noncontrolling interests	(4,403)	(4,870)
Total equity	697,476	603,830
Total liabilities, shareholders' equity and temporary equity	$7,491,770	$7,623,088

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue and other income:
Consumer loans, including past due fees	$545,086	$276,350	$1,074,531	$524,005
Fees and related income on earning assets	150,878	94,285	261,307	172,626
Other revenue	48,350	23,185	88,010	42,062
Total operating revenue and other income	744,314	393,820	1,423,848	738,693
Other non-operating income	9	343	64	636
Total revenue and other income	744,323	394,163	1,423,912	739,329

Interest expense	(123,431)	(53,684)	(246,192)	(101,214)
Provision for credit losses	(1,038)	(1,382)	(2,638)	(2,450)
Changes in fair value of loans	(396,280)	(216,777)	(761,804)	(395,122)
Net margin	223,574	122,320	413,278	240,543

Operating expenses:
Salaries and benefits	(27,250)	(13,381)	(55,896)	(28,884)
Card and loan servicing	(57,863)	(34,085)	(102,781)	(66,237)
Marketing and solicitation	(48,130)	(24,949)	(84,603)	(45,283)
Depreciation and amortization	(3,592)	(885)	(7,178)	(1,682)
Other	(20,732)	(8,874)	(37,965)	(17,443)
Total operating expenses	(157,567)	(82,174)	(288,423)	(159,529)
Income before income taxes	66,007	40,146	124,855	81,014
Income tax expense	(16,286)	(9,856)	(30,557)	(19,602)
Net income	49,721	30,290	94,298	61,412
Net (loss) income attributable to noncontrolling interests	(2)	283	(404)	681
Net income attributable to controlling interests	49,719	30,573	93,894	62,093
Preferred stock and preferred unit dividends and discount accretion	(2,308)	(2,222)	(4,616)	(5,796)
Net income attributable to common shareholders	$47,411	$28,351	$89,278	$56,297
Net income attributable to common shareholders per common share—basic	$3.13	$1.87	$5.93	$3.72
Net income attributable to common shareholders per common share—diluted	$2.50	$1.51	$4.74	$3.00

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Temporary Equity (Unaudited)

For the Six Months Ended June 30, 2026 and June 30, 2025

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2026	3,584,131	$—	14,922,462	$—	$102,276	$506,424	$(4,870)	$603,830	$40,000	$—
Series A preferred stock dividends ($1.50 dividend per share per quarter)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share per quarter)	—	—	—	—	—	(1,708)	—	(1,708)	—	—
Stock option exercises and proceeds related thereto	—	—	9,308	—	294	—	—	294	—	—
Compensatory stock issuances, net of forfeitures	—	—	226,652	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	515	—	—	—	12	—	—	12	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	3	3	—	—
Stock-based compensation costs	—	—	—	—	1,393	—	—	1,393	—	—
Redemption and retirement of common shares	—	—	(72,008)	—	(3,831)	—	—	(3,831)	—	—
Net income	—	—	—	—	—	44,175	402	44,577	—	—
Balance at March 31, 2026	3,584,646	$—	15,086,414	$—	$100,144	$548,291	$(4,465)	$643,970	$40,000	$—
Series A preferred stock dividends ($1.50 dividend per share per quarter)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share per quarter)	—	—	—	—	—	(1,708)	—	(1,708)	—	—
Stock option exercises and proceeds related thereto	—	—	78,850	—	3,284	—	—	3,284	—	—
Compensatory stock issuances, net of forfeitures	—	—	5,813	—	—	—	—	—	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	60	60	—	—
Stock-based compensation costs	—	—	—	—	2,804	—	—	2,804	—	—
Redemption and retirement of common shares	—	—	(996)	—	(55)	—	—	(55)	—	—
Net income	—	—	—	—	—	49,719	2	49,721	—	—
Balance at June 30, 2026	3,584,646	$—	15,170,081	$—	$106,177	$595,702	$(4,403)	$697,476	$40,000	$—

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2025	3,301,179	$—	14,904,192	$—	$98,278	$394,628	$(3,543)	$489,363	$40,000	$50,000
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,574)	—	(1,574)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(1,400)	—	(1,400)	—	—
Stock option exercises and proceeds related thereto	—	—	11,300	—	335	—	—	335	—	—
Compensatory stock issuances, net of forfeitures	—	—	9,003	—	—	—	—	—	—	—
Issuance of common stock	—	—	200,000	—	11,588	—	—	11,588	—	—
Issuance of series B preferred stock, net	13,661	—	—	—	313	—	—	313	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	78	78	—	—
Stock-based compensation costs	—	—	—	—	870	—	—	870	—	—
Redemption and retirement of preferred shares and preferred units	—	—	—	—	—	—	—	—	—	(50,000)
Redemption and retirement of common shares	—	—	(27,252)	—	(1,246)	—	—	(1,246)	—	—
Net income (loss)	—	—	—	—	—	31,520	(398)	31,122	—	—
Balance at March 31, 2025	3,314,840	$—	15,097,243	$—	$110,138	$422,574	$(3,863)	$528,849	$40,000	$—
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,622)	—	(1,622)	—	—
Stock option exercises and proceeds related thereto	—	—	4,558	—	70	—	—	70	—	—
Compensatory stock issuances, net of forfeitures	—	—	65,411	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	1	—	—	1	—	—
Issuance of series B preferred stock, net	142,603	—	—	—	3,157	—	—	3,157	—	—
Stock-based compensation costs	—	—	—	—	948	—	—	948	—	—
Redemption and retirement of common shares	—	—	(41,381)	—	(1,915)	—	—	(1,915)	—	—
Net income (loss)	—	—	—	—	—	30,573	(283)	30,290	—	—
Balance at June 30, 2025	3,457,443	$—	15,125,831	$—	$112,399	$450,925	$(4,146)	$559,178	$40,000	$—

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$94,298	$61,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	10,146	3,287
Provision for credit losses	2,638	2,450
Deferred income tax expense	30,418	19,418
Income from accretion of discount associated with Loans at amortized cost, net	(14,228)	(13,409)
Income from merchant fees associated with Loans at fair value	(87,612)	(96,123)
Changes in fair value of loans	761,804	395,122
Change in bank partner fees carried at fair value	(8,786)	2,135
Amortization of debt issuance costs	12,989	8,088
Stock-based compensation costs	4,197	1,818
Changes in assets and liabilities:
Decrease in lease liability	(2,569)	(1,530)
Increase in uncollected fees on earning assets	(265,243)	(144,630)
Increase (decrease) in income tax liability	1,858	(659)
Increase in accounts payable and accrued expenses	17,583	40,603
Other	5,779	(13,722)
Net cash provided by operating activities	563,272	264,260

Investing activities
Proceeds from recoveries on charged off receivables	50,385	32,221
Investments in earning assets	(3,059,089)	(1,549,730)
Proceeds from earning assets	2,588,578	1,001,912
Purchases and development of property	(318)	(4,822)
Net cash used in investing activities	(420,444)	(520,419)

Financing activities
Noncontrolling interests contributions	63	78
Proceeds from issuance of common stock	—	11,589
Proceeds from issuance of Series B preferred stock, net of issuance costs	12	3,470
Preferred stock and preferred unit dividends	(4,616)	(7,831)
Proceeds from exercise of stock options	3,578	405
Purchase and retirement of outstanding stock and preferred units	(3,886)	(53,161)
Proceeds from issuance of Senior notes, net of issuance costs	4,335	25,282
Proceeds from borrowings	2,067,361	894,686
Repayment of borrowings	(2,331,902)	(634,760)
Net cash (used in) provided by financing activities	(265,055)	239,758
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(122,227)	(16,401)
Cash and cash equivalents and restricted cash equivalents at beginning of period	767,407	499,636
Cash and cash equivalents and restricted cash equivalents at end of period	$645,180	$483,235
Cash and cash equivalents, and restricted cash and cash equivalents at end of period
Cash and cash equivalents	$555,215	$329,421
Restricted cash and cash equivalents	89,965	153,814
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$645,180	$483,235
Supplemental cash flow information
Cash paid for interest	$238,891	$90,300
Cash paid for income taxes, net of refunds	$(1,718)	$843
Decrease in accrued and unpaid preferred stock and preferred unit dividends	$—	$(2,035)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2026 and 2025

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

Within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $53 billion in consumer loans over more than 30 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. General purpose credit cards use the Aspire, Imagine, Mercury and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing that focus exclusively on consumers with higher FICO scores. Atlanticus’ decisioning platform is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

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

Loans at fair value. Loans at fair value represent receivables for which we have elected the fair value option (the "Fair Value Receivables"). The Fair Value Receivables are primarily held by entities that qualify as VIEs, and are consolidated onto our condensed consolidated balance sheets, some portfolios of which are unencumbered and some of which are still encumbered under structured or other financing facilities. Loans and finance receivables include accrued and unpaid interest and fees. All receivables associated with private label credit and general purpose credit cards are included within this category of receivables.

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

Loans at amortized cost, net. Our loans at amortized cost, net, currently consist of receivables associated with our Auto Finance segment’s operations and are presented in the condensed consolidated balance sheets net of the related allowance for credit losses and deferred revenue. We purchased auto loans with outstanding principal of $44.4 million, $95.2 million, $48.2 million and $96.3 million for the three and six months ended June 30, 2026 and 2025, respectively, through our prequalified network of independent automotive dealers and automotive finance companies.

We show an allowance for credit losses for our loans at amortized cost. A considerable amount of judgment is required to assess the ultimate amount of expected losses on loans at amortized cost, and we regularly evaluate and update our methodologies to determine the most appropriate allowance necessary. Our loans at amortized cost consist of smaller-balance, homogeneous loans in our Auto Finance segment. These loans are further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for credit losses using reasonable and supportable forecasts that analyze some or all of the following attributes unique to each type of receivable pool: historical loss rates on similar loans; current delinquency and roll-rate trends which may indicate consumer loss rates in excess or less than those which historical trends might suggest; the effects of changes in the economy on consumers such as inflation or other macroeconomic changes; changes in underwriting criteria; unfunded commitments (to the extent they are unconditional), and estimated recoveries. The aforementioned inputs are calculated using historical trends over the most recent two year period and adjusted as needed for current trends and reasonable and supportable forecasts. We may individually evaluate a receivable or pool of receivables for credit losses if circumstances indicate that the receivable or pool of receivables may be at higher risk for non-performance than other receivables (e.g., if a particular retail or auto-finance partner has indications of nonperformance (such as a bankruptcy) that could impact the underlying pool of receivables we purchased from the partner).

Certain of our loans at amortized cost also contain components of deferred revenue related to loan discounts on the purchase of our auto finance receivables. As of June 30, 2026 and December 31, 2025, the weighted average remaining accretion period for the $18.2 million and $20.1 million of deferred revenue reflected in the condensed consolidated balance sheets was 21 and 23 months, respectively.

A roll-forward (in millions) of our allowance for credit losses by class of receivable is as follows:

For the Three Months Ended June 30,	2026			2025
	Notes Receivable	Auto Finance	Total	Notes Receivable	Auto Finance	Total
Allowance for credit losses:
Balance at beginning of period	$(8.8)	$(3.8)	$(12.6)	$(5.9)	$(4.8)	$(10.7)
Provision for credit losses(1)	(0.4)	(0.6)	(1.0)	(0.2)	(1.2)	(1.4)
Charge-offs	—	1.3	1.3	—	1.7	1.7
Recoveries	—	(0.6)	(0.6)	—	(0.6)	(0.6)
Balance at end of period	$(9.2)	$(3.7)	$(12.9)	$(6.1)	$(4.9)	$(11.0)

For the Six Months Ended June 30,	2026			2025
	Notes Receivable	Auto Finance	Total	Notes Receivable	Auto Finance	Total
Allowance for credit losses:
Balance at beginning of period	$(8.0)	$(4.1)	$(12.1)	$(5.9)	$(4.9)	$(10.8)
Provision for credit losses(1)	(1.2)	(1.4)	(2.6)	(0.2)	(2.3)	(2.5)
Charge-offs	—	3.0	3.0	—	3.5	3.5
Recoveries	—	(1.2)	(1.2)	—	(1.2)	(1.2)
Balance at end of period	$(9.2)	$(3.7)	$(12.9)	$(6.1)	$(4.9)	$(11.0)

(1) For the three and six months ended June 30, 2026, we recorded a provision for credit losses associated with our notes receivable from consumer technology platforms that are included in Prepaid expenses and other assets on our condensed consolidated balance sheets.

	June 30,	December 31,
As of	2026	2025
Allowance for credit losses:
Balance of Notes Receivable at end of period individually evaluated for impairment	$(9.2)	$(8.0)
Balance of Auto Finance at end of period individually evaluated for impairment	$(0.5)	$(0.6)
Balance of Auto Finance at end of period collectively evaluated for impairment	$(3.2)	$(3.5)
Loans at amortized cost:
Loans at amortized cost	$99.6	$107.1
Loans at amortized cost individually evaluated for impairment	$0.5	$1.1
Loans at amortized cost collectively evaluated for impairment	$99.1	$106.0

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

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans at amortized cost (in millions) as of June 30, 2026 and December 31, 2025 is as follows:

	June 30,	December 31,
As of	2026	2025
30-59 days past due	$8.1	$9.1
60-89 days past due	2.5	3.2
90 or more days past due	2.3	3.0
Delinquent loans at amortized cost	12.9	15.3
Current loans at amortized cost	86.7	91.8
Total loans at amortized cost	$99.6	$107.1
Balance of loans greater than 90-days delinquent still accruing interest and fees	$1.8	$2.6

Loan Modifications and Restructurings

We review our Loans at amortized cost, net, associated with our Auto Finance segment’s operations to determine if any modifications for borrowers experiencing financial difficulty were made that would qualify the receivable as a Financial Difficulty Modification ("FDM"). This could include a restructuring of the loan terms to alleviate the burden of the borrower's near-term cash requirements, such as a modification of terms to reduce or defer cash payments to help the borrower attempt to improve its financial condition. For the six months ended June 30, 2026 and 2025, no Loans at amortized cost qualified as a FDM.

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

	June 30,	December 31,
As of	2026	2025
Intangible assets - gross carrying amount	$32,430	$32,430
Accumulated amortization	(7,300)	(2,162)
Net carrying amount	$25,130	$30,268

Amortization expense related to these finite-lived intangible assets was $2.6 million and $5.1 million for the three and six months ended June 30, 2026, respectively, and is included within depreciation and amortization in the condensed consolidated statements of income. There was no amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2025. Aggregate amortization expense of our intangible assets for the next five years is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2026 (Remainder of 2026)	$4,009
2027	5,760
2028	5,760
2029	5,760
2030	3,841
Total amortization expense	25,130

Income Taxes

We experienced effective tax rates of 24.7% and 24.6% for the three and six months ended June 30, 2026, respectively compared to 24.4% and 24.0% for the three and six months ended June 30, 2025.

These effective tax rates were above the statutory rate principally due to (1) state and foreign income tax expense, (2) the tax effects of deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees, and (3) taxes on global intangible low-taxed income. Offsetting the foregoing items are the tax effects of our deductions associated with the exercises of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Another offsetting item in only the six months ended June 30, 2025, was our deduction of interest expense on a financial instrument classified as debt for tax purposes that was repaid in the six months ended June 30, 2025—such financial instrument which was characterized in our consolidated financial statements as dividend-paying preferred stock.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions to the extent such liabilities have not been favorably resolved thereby resulting in interest expense reversals) within our income tax line item on our consolidated statements of income. Such interest expense was de minimis in the six months ended June 30, 2026, and was $0.1 million for the six months ended June 30, 2025.

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

For the Three Months Ended June 30, 2026	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$15,065	$—	$15,065
Servicing income	11,110	195	11,305
Service charges and other customer related fees	21,972	8	21,980
Total Other revenue	48,147	203	48,350
Merchant fees (2)	55,362	—	55,362
Total revenue from contracts with customers	$103,509	$203	$103,712

For the Six Months Ended June 30, 2026	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$25,913	$—	$25,913
Servicing income	19,601	398	19,999
Service charges and other customer related fees	42,080	18	42,098
Total Other revenue	87,594	416	88,010
Merchant fees (2)	87,612	—	87,612
Total revenue from contracts with customers	$175,206	$416	$175,622

For the Three Months Ended June 30, 2025	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$5,973	$—	$5,973
Servicing income	5,436	165	5,601
Service charges and other customer related fees	11,603	8	11,611
Total Other revenue	23,012	173	23,185
Merchant fees (2)	62,546	—	62,546
Total revenue from contracts with customers	$85,558	$173	$85,731

For the Six Months Ended June 30, 2025	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$10,679	$—	$10,679
Servicing income	9,410	335	9,745
Service charges and other customer related fees	21,621	17	21,638
Total Other revenue	41,710	352	42,062
Merchant fees (2)	96,123	—	96,123
Total revenue from contracts with customers	$137,833	$352	$138,185

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

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: CaaS and Auto Finance. The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s Chief Executive Officer (our chief operating decision maker, "CODM") to allocate resources and evaluate financial performance. The CODM uses GAAP Income before income taxes to evaluate segment profitability as it provides the best insight into the segments' overall economic performance. Income before income taxes is used regularly in the forecasting and budgeting process when assessing performance on a quarterly basis and making decisions about capital and personnel allocations.

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

Reportable segment information (in thousands) is as follows:

Three Months Ended June 30, 2026	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$535,507	$9,579	$545,086
Fees and related income on earning assets	150,548	330	150,878
Other revenue	48,147	203	48,350
Total operating revenue and other income	734,202	10,112	744,314
Other non-operating income	9	—	9
Total revenue and other income	734,211	10,112	744,323
Interest expense	(123,082)	(349)	(123,431)
Provision for credit losses	(386)	(652)	(1,038)
Changes in fair value of loans	(396,280)	—	(396,280)
Net margin	214,463	9,111	223,574
Operating expenses:
Salaries and benefits	(25,978)	(1,272)	(27,250)
Card and loan servicing	(54,408)	(3,455)	(57,863)
Marketing and solicitation	(48,047)	(83)	(48,130)
Depreciation and amortization	(3,573)	(19)	(3,592)
Other	(19,477)	(1,255)	(20,732)
Total operating expenses	(151,483)	(6,084)	(157,567)
Income before income taxes	$62,980	$3,027	$66,007

Six Months Ended June 30, 2026	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$1,055,409	$19,122	$1,074,531
Fees and related income on earning assets	260,637	670	261,307
Other revenue	87,594	416	88,010
Total operating revenue and other income	1,403,640	20,208	1,423,848
Other non-operating income	64	—	64
Total revenue and other income	1,403,704	20,208	1,423,912
Interest expense	(245,475)	(717)	(246,192)
Provision for credit losses	(1,196)	(1,442)	(2,638)
Changes in fair value of loans	(761,804)	—	(761,804)
Net margin	395,229	18,049	413,278
Operating expenses:
Salaries and benefits	(53,440)	(2,456)	(55,896)
Card and loan servicing	(95,905)	(6,876)	(102,781)
Marketing and solicitation	(84,504)	(99)	(84,603)
Depreciation and amortization	(7,141)	(37)	(7,178)
Other	(35,597)	(2,368)	(37,965)
Total operating expenses	(276,587)	(11,836)	(288,423)
Income before income taxes	$118,642	$6,213	$124,855
Total assets	$7,408,285	$83,485	$7,491,770

Three Months Ended June 30, 2025	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$267,204	$9,146	$276,350
Fees and related income on earning assets	94,262	23	94,285
Other revenue	23,012	173	23,185
Total operating revenue and other income	384,478	9,342	393,820
Other non-operating income	6	337	343
Total revenue and other income	384,484	9,679	394,163
Interest expense	(53,162)	(522)	(53,684)
Provision for credit losses	(189)	(1,193)	(1,382)
Changes in fair value of loans	(216,777)	—	(216,777)
Net margin	114,356	7,964	122,320
Operating expenses:
Salaries and benefits	(12,133)	(1,248)	(13,381)
Card and loan servicing	(30,764)	(3,321)	(34,085)
Marketing and solicitation	(24,912)	(37)	(24,949)
Depreciation and amortization	(866)	(19)	(885)
Other	(7,685)	(1,189)	(8,874)
Total operating expenses	(76,360)	(5,814)	(82,174)
Income (loss) before income taxes	$37,996	$2,150	$40,146

Six Months Ended June 30, 2025	CaaS	Auto Finance	Total
Revenue and other income:
Consumer loans, including past due fees	$505,707	$18,298	$524,005
Fees and related income on earning assets	172,585	41	172,626
Other revenue	41,710	352	42,062
Total operating revenue and other income	720,002	18,691	738,693
Other non-operating income	13	623	636
Total revenue and other income	720,015	19,314	739,329
Interest expense	(100,146)	(1,068)	(101,214)
Provision for credit losses	(214)	(2,236)	(2,450)
Changes in fair value of loans	(395,122)	—	(395,122)
Net margin	224,533	16,010	240,543
Operating expenses:
Salaries and benefits	(26,419)	(2,465)	(28,884)
Card and loan servicing	(59,621)	(6,616)	(66,237)
Marketing and solicitation	(45,239)	(44)	(45,283)
Depreciation and amortization	(1,644)	(38)	(1,682)
Other	(15,219)	(2,224)	(17,443)
Total operating expenses	(148,142)	(11,387)	(159,529)
Income before income taxes	$76,391	$4,623	$81,014
Total assets	$3,555,841	$87,334	$3,643,175

4.	Shareholders’ Equity and Preferred Stock

During the three and six months ended June 30, 2026 and 2025, we repurchased and contemporaneously retired 996 shares, 73,004 shares, 41,381 shares and 68,633 shares of our common stock at an aggregate cost of $0.1 million, $3.8 million, $1.9 million and $3.2 million, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

No shares of Series B Preferred Stock were repurchased in the three and six months ended June 30, 2026 and 2025.

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

During the three and six months ended June 30, 2026 and 2025, we sold 0 shares, 515 shares, 142,603 shares and 156,264 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $0.0 million, $0.0 million, $3.2 million and $3.5 million, respectively. During the three and six months ended June 30, 2026 and 2025, we sold $3.9 million, $4.4 million, $8.1 million and $25.8 million, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $3.8 million, $4.3 million, $7.9 million and $25.3 million, respectively.

During the six months ended June 30, 2025, we sold 200,000 common shares under the Company’s Common Stock ATM Program for net proceeds of $11.6 million. No shares were sold under the Company’s Common Stock ATM Program for the three and six months ended  June 30, 2026 or for the three months ended June 30, 2025.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2026 and December 31, 2025 fair values and carrying amounts of (1) our assets that are carried at fair value in our condensed consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of June 30, 2026 (1)	Level 1	Level 2	Level 3	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$91,190	$77,731
Loans at fair value	$—	$—	$6,658,748	$6,658,748

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

Assets – As of December 31, 2025 (1)	Level 1	Level 2	Level 3	Carrying Amount of Assets
Loans at amortized cost, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$97,539	$82,884
Loans at fair value	$—	$—	$6,647,882	$6,647,882

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are carried at fair value in our condensed consolidated financial statements, gains and losses associated with fair value changes are detailed on our condensed consolidated statements of income as a component of Changes in fair value of loans. Variations in the three month U.S. Treasury bill rate over the measurement period are used to determine the portion of change in fair value considered to be attributable to changes in instrument-specific credit risk. These variations are applied to the period end discount rate we use to determine fair value. For our loans included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs. For the six months ended June 30, 2026 and 2025, we estimate the portion of fair value changes considered to be attributable to changes in instrument-specific credit risk to be $14.0 million and $7.5 million, respectively.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2026 and 2025:

	Loans at Fair Value
	2026		2025
Balance at January 1,		$6,647,882		$2,630,274
Changes in fair value of loans at fair value, included in earnings	$77,908		$50,134
Changes in fair value due to current period principal charge-offs, net of recoveries (1)	(593,588)		(307,029)
Changes in fair value due to current period finance and fee charge-offs (1)	(246,124)		(138,227)
Total Changes in fair value of loans (2)		(761,804)		(395,122)
Change in Contingent consideration and other purchase price adjustments (3)		(18,500)		—
Purchases		3,063,869		1,562,566
Finance and fees, added to the account balance		1,190,224		594,944
Settlements		(3,462,923)		(1,387,938)
Balance at June 30,(4)		$6,658,748		$3,004,724
Aggregate unpaid gross balance of loans carried at fair value		$6,891,217		$3,046,477
Change in unrealized losses for the period included in earnings (or changes in net assets) for assets held at the end of the period		$77,908		$50,134
(1)	Reflects the current period charge-offs (net of recoveries) of loans at fair value.
(2)	Total Changes in fair value of loans is included in our condensed consolidated statements of income.
(3)	Reflects changes to the fair value associated with Contingent consideration and other purchase price adjustments. See below for more information.
(4)	As of June 30, 2026 and June 30, 2025, the aggregate unpaid principal balance included within loans at fair value was $6,404 million and $2,788 million, respectively.

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

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2026 and December 31, 2025 fair values and carrying amounts of both our liabilities carried at fair value and our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of June 30, 2026	Level 1	Level 2	Level 3	Carrying Amount of Liabilities
Bank partner fees	$—	$—	$19,882	$19,882
Contingent consideration	$—	$—	$22,000	$22,000
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$5,814,679	$5,573,683
Amortizing debt facilities	$—	$—	$5,199	$5,199
Senior notes, net	$311,285	$—	$393,322	$692,117

Liabilities – As of December 31, 2025	Level 1	Level 2	Level 3	Carrying Amount of Liabilities
Bank partner fees	$—	$—	$28,668	$28,668
Contingent consideration	$—	$—	$40,000	$40,000
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$5,972,582	$5,813,474
Amortizing debt facilities	$—	$—	$5,287	$5,287
Senior notes, net	$317,364	$—	$392,000	$698,562

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

For Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2026 and June 30, 2025:

	Fair Value at		Fair Value at
	December 31, 2025	Changes in fair value of liabilities, included in earnings	June 30, 2026
Bank partner fees	$28,668	$(8,786)	$19,882
Contingent consideration	$40,000	$(18,000)	$22,000

	Fair Value at		Fair Value at
	December 31, 2024	Changes in fair value of liabilities, included in earnings	June 30, 2025
Bank partner fees	13,644	2,135	15,779

The following key unobservable assumptions were used in the fair value measurement of our liabilities carried at fair value:

	June 30, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
Bank partner fees
Customer Payment Rate	5.4% -10.3%	8.3%	5.7% - 10.1%	8.4%
Discount Rate	8.5% - 12.5%	9.8%	8.5% - 12.5%	9.7%

Contingent consideration
Charge-off rate	19.7%-27.0%	21.9%	16.2%-24.0%	19.8%
Charge-off volatility	15.0%	15.0%	15.0%	15.0%

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2026 and  December 31, 2025 concerning certain assets we carry at fair value are as follows:

	Loans at Fair Value Pledged as Collateral under Structured Financings
	As of June 30, 2026	As of December 31, 2025
Aggregate unpaid gross balance of loans carried at fair value	$6,891,217	$6,940,489
Aggregate unpaid principal balance included within loans at fair value	$6,404,420	$6,472,891
Aggregate fair value of loans at fair value	$6,658,748	$6,647,882
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$55,453	$57,624
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$290,506	$330,032

7.	Variable Interest Entities

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$225.8	$209.6
Restricted cash and cash equivalents	51.2	117.6
Loans at fair value	6,466.1	6,522.9
Total Assets held by VIEs	$6,743.1	$6,850.1
Notes Payable, net held by VIEs	$5,554.0	$5,739.1

8.	Leases

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost, gross	$1,222	$804	$2,342	$1,586
Sublease income	(42)	(25)	(50)	(49)
Net Operating lease cost	$1,180	$779	$2,292	$1,537
Cash paid under operating leases, gross	$1,293	$768	$2,569	$1,530

Weighted average remaining lease term - months	91	105
Weighted average discount rate	6.9%	7.1%

As of June 30, 2026, scheduled payments of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2026 (Remainder of 2026)	$2,539	$(51)	$2,488
2027	4,373	(43)	4,330
2028	3,757	—	3,757
2029	3,592	—	3,592
2030	3,577	—	3,577
Thereafter	13,187	—	13,187
Total lease payments	31,025	(94)	30,931
Less imputed interest	(7,457)
Operating lease liabilities	$23,568

9.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of June 30, 2026 and  December 31, 2025 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

					Outstanding as of
					June 30, 2026	December 31, 2025

Revolving credit facilities at a weighted average interest rate equal to 6.7% as of June 30, 2026 (7.1% as of December 31, 2025) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $7,205.2 million as of June 30, 2026 ($7,340.6 million as of December 31, 2025)

	Maturity date	Interest rate (6)	Amortization period (months) (7)	Committed capacity
Revolving credit facility (1) (2)	December 2028	SOFR plus 2.25%-2.60%	—	$65.0	$20.1	$24.9
Revolving credit facility (2) (3)	January 2028	SOFR plus 3.00%	—	50.0	—	—
Revolving credit facility (2) (3)	October 2026	Term SOFR plus 3.60%	—	75.0	39.3	74.6
Revolving credit facility (2) (3)	April 2028	Term SOFR plus 2.85%	—	40.0	11.6	12.2
Revolving credit facility (2) (3)	March 2028	Prime Rate	12	75.0	50.0	51.1
Revolving credit facility (2) (3) (4)	May 2030	Fixed 6.33%	18	325.0	325.0	325.0
Revolving credit facility (2) (3) (4)	August 2027	Term SOFR plus 1.80%-6.85%	12	158.3	47.5	31.7
Revolving credit facility (2) (3)	August 2027	Term SOFR plus 3.50%	—	25.0	—	—
Revolving credit facility, repaid in June 2026 (3) (4)	September 2029	Fixed 9.51%	18	—	—	300.0
Revolving credit facility (3) (4)	November 2029	Fixed 8.86%	18	250.0	250.0	250.0
Revolving credit facility (3) (4)	July 2030	Fixed 7.78%	18	100.0	100.0	100.0
Revolving credit facility (3) (4)	September 2029	Fixed 6.60%	18	200.0	200.0	200.0
Revolving credit facility (3) (4)	August 2028	Commercial paper rate (3.89%) plus 2.00%	18	200.0	—	100.0
Revolving credit facility (3) (4)	December 2030	Fixed 6.76%	18	350.0	350.0	350.0
Revolving credit facility (3) (4)	January 2031	Fixed 6.74%	18	125.0	125.0	125.0
Revolving credit facility (3) (4)	February 2030	Fixed 5.82%	18	200.0	200.0	200.0
Revolving credit facility (3) (4) (5)	April 2029	Term SOFR plus 2.40%-7.80%	12	361.9	307.6	361.9
Revolving credit facility (3) (4) (5)	July 2029	Commercial paper rate (3.88% as of December 31, 2025) plus 2.25% OR Term SOFR plus 8.15% based on class of notes	18	379.1	194.4	223.0
Revolving credit facility, repaid in May 2026 (3) (4) (5)	July 2029	Fixed 7.46%	18	—	—	700.0
Revolving credit facility (3) (4) (5)	April 2029	Commercial paper rate (3.88% as of December 31, 2025) plus 2.15% OR Term SOFR plus 8.50% dependent on class of notes	18	374.0	194.4	313.0
Revolving credit facility, repaid in April 2026 (3) (4) (5)	June 2027	Term SOFR plus 2.00%-7.50%	12	—	—	500.0
Revolving credit facility (3) (4)	May 2031	Fixed 7.02%	18	300.0	300.0	300.0
Revolving credit facility (3) (4)	October 2031	Fixed 6.90%	18	500.0	500.0	500.0
Revolving credit facility (3) (4)	December 2031	Fixed 6.00%	18	750.0	750.0	750.0
Revolving credit facility (3) (4)	October 2033	Fixed 5.59%	18	100.0	100.0	—
Revolving credit facility (3) (4)	February 2032	Fixed 6.16%	18	365.0	365.0	—
Revolving credit facility (3) (4)	April 2029	Term SOFR plus 2.1%-6.50%	12	500.0	500.0	—
Revolving credit facility (3) (4)	June 2032	Fixed 5.61%	18	400.0	400.0	—
Revolving credit facility (3) (4)	January 2032	Fixed 6.83%	18	275.0	275.0	—
Revolving credit facility	July 2028	Term SOFR plus 3.00%	—	50.0	—	50.0
Revolving credit facility (2) (3)	May 2027	Term SOFR plus 3.75%	8	100.0	—	—
Revolving credit facility (2) (3)	April 2029	Term SOFR plus 2.50%	18	125.0	—	—

Other facilities
Other debt					5.2	5.3
Total notes payable before unamortized debt issuance costs and discounts					5,610.1	5,847.7
Unamortized debt issuance costs and discounts					(31.2)	(28.9)
Total notes payable outstanding, net					$5,578.9	$5,818.8

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

As of June 30, 2026, the Prime Rate was 6.75%, the Term Secured Overnight Financing Rate ("Term SOFR") was 3.65% and the Secured Overnight Financing Rate ("SOFR") was 3.68%.

Revolving loans in the table above may be drawn upon to the extent of outstanding eligible receivables. Revolving loans are also subject to some or all of the following affirmative covenants (among others): coverage ratios, leverage ratios, liquidity, eligibility, payment, delinquency, charge off or collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. As of June 30, 2026, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In November 2021, we issued $150.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and six months ended June 30, 2026 and 2025 totaled $0.4 million, $0.7 million, $0.3 million and $0.7 million, respectively. We repurchased $5.5 million and $13.6 million of the outstanding principal amount of these 2026 Senior Notes in the three and six months ended June 30, 2026. There were no repurchases for the same period in 2025.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 2029 Senior Notes. In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and six months ended June 30, 2026 and 2025 totaled $0.4 million, $0.7 million, $0.3 million, and $0.7 million, respectively.

In August 2025, we issued $400.0 million principal amount of 9.750% Senior Notes due 2030 (the "2030 Senior Notes"). The 2030 Senior Notes bear interest at the rate of 9.75% per annum. Interest on the 2030 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The 2030 Senior Notes will mature on September 1, 2030. We are amortizing fees associated with the issuance of the 2030 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three- and six months ended June 30, 2026 totaled $0.2 million and $0.5 million.

The 2026 Senior Notes, 2029 Senior Notes and 2030 Senior Notes are collectively included on our condensed consolidated balance sheet as "Senior Notes, net." See Note 4 "Shareholders' Equity and Preferred Stock" for more information.

10.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $7.7 billion at June 30, 2026. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of June 30, 2026, CAR had unfunded outstanding floor-plan financing commitments totaling $8.3 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines and is not unconditional.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $41.8 million remains pledged as of June 30, 2026 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of June 30, 2026, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period when we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling with our issuing bank partners in a credit protection program, which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $241.1 million as of June 30, 2026. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

Concentrations

We acquire all of our fair value receivables under agreements with three third-party originating institutions.

Our top five retail partnerships accounted for over 85% of our private label receivables outstanding as of June 30, 2026. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns, growth (or contraction) within retail locations and consumer application volumes that retail partners may direct to our bank partners versus competitors that offer similar financing products. During the three and six months ended June 30, 2026 and 2025, we had receivable purchases from our top five retail partners of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Largest Retail Partners	2026	2025	2026	2025
1	$291.3	$390.2	$412.7	$536.6
2	$49.8	$43.7	$87.6	$76.5
3	$28.6	$19.7	$59.0	$38.7
4	$20.0	$17.6	$41.8	$35.2
5	$14.0	$15.8	$29.4	$34.5

Our general purpose credit card and private label credit receivables base is spread across individual consumers in the U.S. As of June 30, 2026, only one state (Texas) had receivables concentration in excess of 10% of our total pool of receivables.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to controlling interests	$49,719	$30,573	$93,894	$62,093
Preferred stock and preferred unit dividends and discount accretion	(2,308)	(2,222)	(4,616)	(5,796)
Net income attributable to common shareholders—basic	47,411	28,351	89,278	56,297
Effect of dilutive preferred stock dividends and discount accretion	600	600	1,200	1,200
Net income attributable to common shareholders—diluted	$48,011	$28,951	$90,478	$57,497
Denominator:
Basic (including unvested share-based payment awards) (1)	15,155	15,124	15,065	15,120
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,014	4,063	4,021	4,066
Diluted (including unvested share-based payment awards) (1)	19,169	19,187	19,086	19,186
Net income attributable to common shareholders per share—basic	$3.13	$1.87	$5.93	$3.72
Net income attributable to common shareholders per share—diluted	$2.50	$1.51	$4.74	$3.00

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 558,680 and 502,381 for the three and six months ended June 30, 2026, respectively compared to the 371,800 and 362,087 shares for the three and six months ended June 30, 2025.

There were no anti-dilutive stock options excluded from our net income attributable to controlling interests per share of common stock calculations for the three and six months ended June 30, 2026 and 2025.

For the three and six months ended June 30, 2026 and 2025, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 5, "Redeemable Preferred Stock," for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the "ESPP") and the Fourth Amended and Restated 2014 Equity Incentive Plan (the "Fourth Amended 2014 Plan"). Our ESPP provides that we may issue up to 500,000 shares of our common stock under the plan. Our Fourth Amended 2014 Plan provides that we may grant equity awards representing up to 5,750,000 options on or shares of our common stock to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of June 30, 2026, 32,918 shares remained available for issuance under the ESPP and 1,661,591 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vesting under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three and six months ended June 30, 2026 and 2025.

Restricted Stock and Restricted Stock Units

During the three and six months ended June 30, 2026 and 2025, we granted (net of forfeitures) of 5,813, 232,465, 65,411 and 74,414 shares of restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $0.4 million, $12.6 million, $3.4 million and $3.8 million, respectively. We incurred expenses of $2.8 million, $4.2 million, $0.9 million and $1.8 million during the three and six months ended June 30, 2026 and 2025, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our condensed consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of June 30, 2026, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $17.4 million with a weighted-average remaining amortization period of 2.7 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

The table below includes additional information about outstanding restricted stock and restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	403,721	$39.79
Issued	237,847	$54.12
Vested	(79,137)	$34.98
Forfeited	(5,382)	$48.43
Outstanding at June 30, 2026	557,049	$46.51

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	98,850	$39.61
Issued	—	$—
Exercised	(88,158)	$40.59
Expired/Forfeited	(10,692)	$31.54
Outstanding at June 30, 2026	—	$—	—	$—
Exercisable at June 30, 2026	—	$—	—	$—

No options were issued during the three and six months ended June 30, 2026 and 2025. We had no unamortized deferred compensation costs associated with non-vested stock options at both  June 30, 2026 and December 31, 2025. Upon exercise of outstanding options, the Company issues new shares.

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

We have evaluated subsequent events occurring after  June 30, 2026, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

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

Credit as a Service Segment

Currently, within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $53 billion in consumer loans over more than 30 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. General purpose credit cards use the Aspire, Imagine, Mercury and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers.

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

Private Label Credit

Our bank partners work with both us and with our retail partners to provide financing options to retail consumers. These financing options vary by retail partner and consist of a range in APRs of 0% - 36% and a range in merchant fees of 0% - 65%. Merchant fees are paid to us by our retail partners to facilitate transactions between our retail partners and their consumers by connecting our bank partners with the retail partners’ consumers. The merchant fees vary by retail partner and are based on the value of the goods purchased from our retail partners and consider factors such as the consumer’s credit risk and the terms of our bank partners' related product offering. Merchant fees are paid to us by our retail partners at the time our bank partners remit funds to the retail partner for a consumer transaction. These merchant fees are used to enhance the overall return on receivables we acquire when contractual APRs or other terms are insufficient due to promotional or other below market pricing retail merchants may offer to consumers (such as 0% APR offers). These fees are recognized upon completion of our services, which coincides with the funding of the loan by our bank partners, in Consumer loans, including past due fees on our condensed consolidated statements of income. These merchant fees often offset the loss associated with the initial acquisition of the underlying receivable. As such, it is not always necessary for us to collect the aggregate unpaid gross balance of the underlying receivable to achieve desired returns.

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

General Purpose Credit Cards

We work closely with our bank partners to assist them in creating general purpose credit card offers. These offers have varying lines of credit ranging from $750 to $12,000, annual percentage rates (“APRs”) ranging from 19.99% to 36.0%, annual fees ranging from $0 to $175 and monthly maintenance fees ranging from $0 to $15. Working collaboratively with our bank partners, each offer our bank partners extend to a consumer is tailored based on the consumer’s individual risk profile. These offers include finance and fee structures designed to provide us with an adequate return on invested capital upon acquisition of any associated receivable. As a result, at the time an offer is extended to a consumer, the offer reflects market value and, when combined with other pooled receivables that have similar characteristics, would result in earnings associated with any upfront fees (such as annual or monthly maintenance fees) on the date of acquisition, net of any fair value assessment that may value the receivables at less than the gross amount of the receivable.

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

Auto Finance Segment

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of June 30, 2026, our CAR operations served 724 dealers in 34 states and two U.S. territories. The core operations continue to achieve profitability and generate positive cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended June 30,		Increases (Decreases)
(In Thousands)	2026	2025	from 2025 to 2026
Total operating revenue and other income	$744,314	$393,820	$350,494
Other non-operating income	9	343	(334)
Interest expense	(123,431)	(53,684)	69,747
Provision for credit losses	(1,038)	(1,382)	(344)
Changes in fair value of loans at fair value	(396,280)	(216,777)	179,503
Net margin	223,574	122,320	101,254
Operating expenses:
Salaries and benefits	(27,250)	(13,381)	13,869
Card and loan servicing	(57,863)	(34,085)	23,778
Marketing and solicitation	(48,130)	(24,949)	23,181
Depreciation and amortization	(3,592)	(885)	2,707
Other	(20,732)	(8,874)	11,858
Total operating expenses:	(157,567)	(82,174)	75,393

Net income	$49,721	$30,290	$19,431
Net loss attributable to noncontrolling interests	(2)	283	(285)
Net income attributable to controlling interests	$49,719	$30,573	$19,146
Net income attributable to common shareholders	$47,411	$28,351	$19,060

	For the Six Months Ended June 30,		Increases (Decreases)
(In Thousands)	2026	2025	from 2025 to 2026
Total operating revenue and other income	$1,423,848	$738,693	$685,155
Other non-operating income	64	636	(572)
Interest expense	(246,192)	(101,214)	144,978
Provision for credit losses	(2,638)	(2,450)	188
Changes in fair value of loans at fair value	(761,804)	(395,122)	366,682
Net margin	413,278	240,543	172,735
Operating expenses:
Salaries and benefits	(55,896)	(28,884)	27,012
Card and loan servicing	(102,781)	(66,237)	36,544
Marketing and solicitation	(84,603)	(45,283)	39,320
Depreciation and amortization	(7,178)	(1,682)	5,496
Other	(37,965)	(17,443)	20,522
Total operating expenses:	(288,423)	(159,529)	128,894

Net income	$94,298	$61,412	$32,886
Net loss attributable to noncontrolling interests	(404)	681	(1,085)
Net income attributable to controlling interests	$93,894	$62,093	$31,801
Net income attributable to common shareholders	$89,278	$56,297	$32,981

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

Total operating revenue and other income. Total operating revenue and other income consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other revenues associated with credit products, including annual and merchant fees and 3) interchange and servicing income on loan portfolios and other customer related fees.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased to $6,891.2 million as of June 30, 2026, from $3,046.5 million as of June 30, 2025. Growth in these receivables includes general purpose credit card receivables associated with our acquisition of Mercury, which totaled $3,054.3 million in receivables as of June 30, 2026. Excluding the receivables acquired pursuant to this acquisition, receivables were $3,836.9 million as of June 30, 2026. We experienced growth in total operating revenues and other income for both our general purpose credit card and our private label credit receivables for the six months ended June 30, 2026, when compared to the same period in 2025. These increases were primarily due to continued growth in both new credit card and private label customers serviced as total active accounts increased by over 1.0 million as of June 30, 2026 compared to June 30, 2025 (excluding those serviced accounts added as part of our acquisition of Mercury). This growth in customers served resulted in an increase in substantially all finance and fee categories from the same period in 2025. Our acquisition of Mercury contributed an additional $464.3 million to the period-over-period growth in Total Operating revenue and other income.

The relative mix of receivable acquisitions can lead to some variation in our corresponding revenue as general purpose credit card receivables typically generate higher gross yields than private label credit receivables do. We experienced period-over-period increases in private label credit and general purpose credit card receivables. During 2025, we experienced higher growth rates for our private label credit receivables than for our general purpose credit card receivables. While the products are designed to provide for similar net returns, private label credit receivables typically generate lower gross yields and lower gross losses than our general purpose credit card receivables. As our private label credit receivables growth is typically strongest during the second and third quarters of each year, we expect seasonal contraction in receivable acquisitions for that portfolio in other quarters. Growth in our general purpose credit card receivables is expected to continue throughout 2026 and to outpace growth in our private label credit receivables as we continue to expand our marketing efforts. We currently expect our private label credit receivable balance to increase modestly in 2026 as volumes of receivables acquisitions, for which we have limited loss exposure due to agreements with retail partners, are expected to slow. Additionally, as part of our acquisition of Mercury, we continue to enact a number of product, policy and pricing changes on the newly acquired portfolio of general purpose credit card receivables. We expect these changes to result in increased yield for this portfolio and result in additions to our Total operating revenue and other income in 2026 and beyond. Certain of the product, policy and pricing changes, and their impact on the acquisition of new receivables, will take several quarters to be fully realized.

Future periods’ growth is dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and the level of marketing investment for the general purpose credit card operations. Other revenue on our condensed consolidated statements of income consists of servicing income, service charges and other customer related fees. Growth in customer related fees was largely due to the use of new marketing channels which increased customer engagement with these products. When coupled with increases in interchange revenues, which are largely impacted by growth in our receivables, this resulted in an increase in this category of revenues for the three and six months ended June 30, 2026, when compared to the same period in 2025. See Note 2, "Significant Accounting Policies and Condensed Consolidated Financial Statement Components" to our condensed consolidated financial statements for additional information related to this revenue from contracts with customers. Interchange fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. Additionally, we receive network incentives for credit card transactions, associated with accounts we service, processed through interchange networks. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. The above discussions on expectations for finance, fee and other income are based on our current expectations.

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

Interest expense. Variations in interest expense are due to new borrowings and increased costs of capital associated with growth in private label credit, general purpose credit card receivables, and CAR operations as evidenced within Note 9, "Notes Payable," to our condensed consolidated financial statements, as well as the addition of Mercury and its associated collateralized borrowings. This growth was partially offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform (including those associated with the Mercury acquisition) increased to $5,553.6 million as of June 30, 2026, from $2,431.0 million as of June 30, 2025. This growth, period-over-period, included notes payable of $2,711.4 million associated with our Mercury acquisition as of June 30, 2026. Interest expense increased $69.7 million and $145.0 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. The majority of this increase in interest expense relates to the addition of multiple credit facilities in 2025 associated with growth in our card and loan receivables, coupled with the issuance of $400.0 million aggregate principal amount of 9.750% Senior Notes due 2030 (the "2030 Senior Notes"). Increases in the effective interest rates on debt have impacted our interest expense as we have raised additional capital (or replaced existing facilities) over the last two years. We anticipate additional debt financing over the next few quarters as we continue to grow our receivables. As such, and when coupled with the interest expense associated with the acquired Mercury debt facilities, we expect our quarterly interest expense to increase compared to prior periods throughout 2026.

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

We have experienced a period-over-period decrease of $0.3 million in our provision for credit losses (when comparing the three months ended June 30, 2026 to the same period in 2025) as losses decreased between periods while estimates for our receivables future losses have remained consistent, with no significant changes in receivable balances. Most risk of loss in our Auto Finance segment is widely diversified with consumer auto loans across the U.S. Floorplan loans offered to dealers to finance auto inventory increase our exposure to loss not only for the amount of a floorplan loan but also for specific dealer related consumer loans. We take several steps to mitigate this risk including holding title to the underlying collateral, ongoing reassessments of collateral value and regular audits at participating dealer locations. We do not expect to see significant increases or decreases in year-over-year amounts absent significant growth in the associated receivables. See Note 2, "Significant Accounting Policies and Condensed Consolidated Financial Statement Components," to our condensed consolidated financial statements for further credit quality statistics and analysis.

Changes in fair value of loans. We experienced losses in our total Changes in fair value of loans of $396.3 million and $761.8 million for the three and six months ended June 30, 2026. This compares to losses of $216.8 million and $395.1 million for the three and six months ended June 30, 2025. Changes in fair value of loans includes 1) current period principal and finance charge-offs of fair value receivables, 2) the normal accretion (or amortization) of fair value related to prior period finance charges and fees less than (or in excess of) the contractual amounts billed, which is recognized in revenue during the period, and offset by gains typically recognized in current period earnings as the fair value of finance charges and fees is greater than the contractual amounts billed during a period, 3) losses on acquisitions of our private label credit receivables, 4) the impact of changes in the fair value assumptions underlying receivables at the end of the measurement period and 5) the impact of changes in the fair value of Contingent consideration and other purchase price adjustments on our acquired portfolio of receivables from our acquisition of Mercury. The increase in losses in Changes in fair value of loans for the three and six months ended June 30, 2026 when compared to the three and six months ended June 30, 2025, was largely due to increases in charge-offs on our underlying receivables. Additionally, we experienced a slight increase in the net positive impacts of Changes in fair value of loans at fair value, included in earnings, which offset charge-offs incurred during the period. These impacts totaled $37.0 million and $77.9 million for the three and six months ended June 30, 2026, compared to ($5.1) million and $50.1 million for the three and six months ended June 30, 2025. Results impacting the $37.0 million and $77.9 million in Changes in fair value of loans at fair value, included in earnings for the three and six months ended June 30, 2026 compared to ($5.1) million and $50.1 million for the three and six months ended June 30, 2025, are as follows: 1) net gains of $27.7 million and $52.3 million for the three and six months ended June 30, 2026, associated with the normal (net) accretion of fair value related to finance charges and fees, which is recognized in revenue during the period, and gains typically recognized in earnings as the fair value of certain finance charges and fees is greater than the contractual amounts billed during a period (compared to $25.8 million and $57.2 million of such gains for the three and six months ended June 30, 2025), 2) net losses of $37.6 million and $63.4 million for the three and six months ended June 30, 2026, on the acquisition of private label credit receivables, which often have below market pricing and for which we often receive merchant fees which ensure we earn adequate returns (compared to $48.0 million and $85.7 million of such losses for the three and six months ended June 30, 2025), 3) net gains of $41.4 million and $70.5 million for the three and six months ended June 30, 2026 (compared to $17.1 million and $78.6 million of such gains for the three and six months ended June 30, 2025) related to favorable changes for the quarter ended June 30, 2026 and 2025 in fair value assumptions. These favorable assumption changes for the second quarter of 2026 were largely due to improvements in customers served and continued favorable performance of our Mercury portfolio which was acquired at a lower fair value than our existing portfolio of credit card receivables. Additionally, our Changes in fair value of loans at fair value in the second quarter of 2026 were impacted by an additional $5.5 million and $18.5 million in gains related to reductions in the fair value of Contingent consideration and other purchase price adjustments associated with our acquisition of Mercury for the three and six months ended June 30, 2026, respectively. As we account for the purchase of Mercury as an asset acquisition, this reduction in Contingent consideration and other purchase price adjustments resulted in an adjustment to the allocated value (and fair value thereon) of the acquired receivables. Offsetting these improvements in Changes in fair value of loans were increases in principal and finance charge-offs (net of recoveries), which totaled $433.3 million and $839.7 million for the three and six months ended June 30, 2026, respectively compared to $211.8 million and $445.3 million for the three and six months ended June 30, 2025, respectively. These charge-offs increased period-over-period primarily due to increases in our acquisitions of managed receivables although the increase was offset due to the improved performance in both our private label credit and general purpose credit card delinquency rates over the past several quarters as well as changes to our relative mix of receivables that include significant increases in the acquisition of private label credit receivables for which we have limited loss exposure due to agreements with retail partners (see additional discussion related to delinquencies and charge-offs below).

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

Gross yield, net of finance charge charge-offs – We utilize gross yield, net of finance charge charge-offs in our fair value assessments to best reflect the expected net collected yield on fee billings on our receivables. As the size and composition of our portfolio fluctuates, or as we experience periods of growth or decline in our acquisition of new receivables, this rate can fluctuate. We have experienced marginal declines in our weighted-average, Gross yield, net of finance charge charge-offs rate used in our fair value calculations of our private label credit receivables as of June 30, 2026, when compared to rates used as of June 30, 2025 largely due to increased acquisitions of receivables associated with private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. Largely offsetting this decline in yield, our general purpose credit card receivables experienced an increase in this same rate for the noted periods due to changes in the mix of receivables acquired towards higher yielding assets which partially contributed to the net $37.0 million and $77.9 million of net gains noted above for the three and six months ended June 30, 2026. This change in mix of acquired receivables will continue to positively impact both newly acquired and existing private label credit receivables and general purpose credit card receivables throughout 2026. We expect our gross yield, net of finance charge charge-offs rate to increase over time although the pace and timing of purchases for new general purpose credit card receivables, relative to those of private label credit receivables, could result in near term declines in this rate. The acquisition of private label credit receivables, particularly those noted above, is largely seasonal in nature, peaking in the second and third quarters of each year. As a result, we would expect this weighted average rate to decrease in those periods (as was noted during the second quarter of 2026 and the second and third quarters of 2025) absent the offset of our higher yielding general purpose credit card receivables acquired during the same period. While our bank partners have enacted some product, policy, and pricing changes on our portfolio of receivables associated with our acquisition of Mercury, some of these changes have not yet been fully implemented and will take several quarters to be fully realized

Payment Rate – Our total portfolio payment rate has declined marginally over time largely due to the increased relative weight of acquisitions of private label credit receivables to our overall pool of receivables and did not contribute meaningfully to shifts in the fair value of receivables noted above. While the addition of receivables associated with the Mercury acquisition muted this decline in 2026, private label credit receivables tend to include less finance and fee billings that factor into monthly payment amounts (due to associated merchant fee billings that provide us adequate returns on the receivables) and have payment terms that extend over longer periods. As a result, payment rates on private label credit receivables are naturally lower than those associated with our general purpose credit card receivables. This was particularly influenced by strong growth in the aforementioned private label credit receivables acquired during the second and third quarters of 2025 that have limited loss exposure and tend to have longer associated terms and lower effective payment rates. This decline in payment rates is not evident in our credit card portfolio, which has maintained relatively stable payment rates for all periods in 2025 and 2026.

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

Expected Net Principal Credit Loss Rate – Our Expected net principal credit loss rate is chiefly impacted by the relative makeup of receivables within our pools rather than changes in expected performance of those underlying pools. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners, particularly in the second and third quarters of 2025, our Expected net principal credit loss rate has decreased. Offsetting this, while expected net principal credit loss rates associated with our general purpose credit card receivables have shown continued overall improvements as evidenced by delinquency rates period-over-period, recent strong growth in this portfolio of receivables associated with newer serviced accounts has offset some of the decline to our Expected Net Principal Credit Loss Rate as these receivables associated with newer accounts continue to season and make up a larger percentage of the overall receivables portfolio. With growth in the acquisition of our general purpose credit receivables with slightly higher loss rates expected to exceed those associated with private label credit, particularly those noted above with limited loss exposure, we expect this weighted average rate to increase marginally over the next several quarters. This decline in the Expected Net Principal Credit Loss Rate is included as a component of the net $37.0 million and $77.9 million gains in Changes in fair value of loans at fair value noted above.

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

Total operating expenses. Total operating expenses variances for the three and six months ended June 30, 2026, relative to the three and six months ended June 30, 2025, reflect the following:

•	increases in salaries and benefit costs related to both the growth in the number of employees, including those added as part of our acquisition of Mercury, and increases in related compensation. We expect continued increase in salaries and benefits for 2026 compared to comparable periods in 2025 due to this acquired workforce;
•	increases in card and loan servicing expenses for both the three and six months ended June 30, 2026 due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew to $6,891.2 million outstanding from $3,046.5 million outstanding at June 30, 2026 and June 30, 2025, respectively, and costs associated with the implementation of product, policy, and pricing changes. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow in 2026 commensurate with growth in our receivables;
•	increases in marketing and solicitation costs for both the three and six months ended June 30, 2026, primarily due to quarterly growth in both new credit card and private label customers serviced, the total accounts of which increased over 2.2 million as of June 30, 2026 when compared to June 30, 2025 (including approximately 1.2 million serviced accounts as of June 30, 2026 associated with the Mercury acquisition). These increases in marketing and solicitation costs are a direct result of the increased costs associated with assisting our bank partners to acquire new consumers. As we continue to adjust our underwriting standards to reflect changes in fee and finance assumptions on new receivables, continue to expand under our newly acquired Mercury brand and allow for overall increases in the cost to successfully market to consumers, we expect period-over-period marketing costs for 2026 to increase relative to those experienced in 2025, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and
•	increases in other expenses for both the three and six months ended June 30, 2026, primarily related to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including occupancy, legal and travel expenses can be variable based on growth and have grown as we expand our marketing and growth efforts. Increases in this category for the three and six months ended June 30, 2026, when compared to the same period in 2025 primarily relate to ongoing increased costs associated with accounting and legal expenses as well as certain increased costs associated with our Mercury acquisition. While we expect some continued increase in these associated costs as we continue to grow our receivable portfolios, we do not anticipate the increase to be meaningful.

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

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our condensed consolidated statements of income. In November 2019, a wholly owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carried a 16% preferred return paid quarterly. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. In March 2025, we redeemed the remaining 50 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon. In periods where present, we include the Class B preferred units as temporary noncontrolling interests on the condensed consolidated balance sheets and the associated dividends are included as a reduction of our net income attributable to common shareholders on the condensed consolidated statements of income.

Income Taxes. We experienced effective tax rates of 24.7%, and 24.6% for the three and six months ended June 30, 2026, respectively compared to 24.4% and 24.0% for the three and six months ended June 30, 2025.

 These effective tax rates were above the statutory rate principally due to (1) state and foreign income tax expense, (2) the tax effects of deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation paid to our covered employees, and (3) taxes on global intangible low-taxed income. Offsetting the foregoing items are the tax effects of our deductions associated with the exercises of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Another offsetting item in only the six months ended June 30, 2025, was our deduction of interest expense on a financial instrument classified as debt for tax purposes that was repaid in the six months ended June 30, 2025—such financial instrument which was characterized in our consolidated financial statements as dividend-paying preferred stock.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions to the extent such liabilities have not been favorably resolved thereby resulting in interest expense reversals) within our income tax line item on our consolidated statements of income. Such interest expense was de minimis in the six months ended June 30, 2026, and was $0.1 million for the six months ended June 30, 2025.

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

We record (i) the finance charges, merchant fees and late fees assessed on our CaaS segment receivables in the Revenue - Consumer loans, including past due fees category on our condensed consolidated statements of income, (ii) the annual, monthly maintenance, returned-check, cash advance and other items in the Revenue - Fees and related income on earning assets category on our condensed consolidated statements of income, and (iii) the charge-offs (and recoveries thereof) as a component within our Changes in fair value of loans on our condensed consolidated statements of income. Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of Changes in fair value of loans in our condensed consolidated statements of income.

We historically have invested in receivables portfolios through subsidiary entities. If we control through direct ownership or exert a controlling interest in the entity, we consolidate it and reflect its operations as noted above.

The following discussion of our managed receivables includes the aforementioned acquisition of Mercury and its portfolio of approximately $3,054.3 million (as of June 30, 2026) in general purpose credit card receivables. Mercury’s operating results are included for all periods subsequent to the September 11, 2025 acquisition date, and the acquired receivables are included in the denominator of the applicable ratios for those periods.

Below is the reconciliation of Loans at fair value to Total managed receivables:

	At or for the Three Months Ended
	2026		2025				2024
(in Millions)	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Loans at fair value	$6,658.7	$6,452.1	$6,647.9	$6,350.0	$3,004.7	$2,668.5	$2,630.3	$2,511.6
Fair value mark against receivable (1)	232.5	272.8	305.5	250.1	41.8	37.8	94.5	142.5
Total managed receivables (2)	$6,891.2	$6,724.9	$6,953.4	$6,600.1	$3,046.5	$2,706.3	$2,724.8	$2,654.1
Fair value to Total managed receivables ratio (3)	96.6%	95.9%	95.6%	96.2%	98.6%	98.6%	96.5%	94.6%

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

A reconciliation of our operating revenues and other income, net of finance and fee charge-offs, to comparable amounts used in our calculation of Total managed yield ratios is as follows:

	At or for the Three Months Ended
	2026		2025				2024
(in Millions)	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Consumer loans, including past due fees	$535.5	$519.9	$528.7	$331.7	$267.2	$238.5	$242.1	$245.3
Fees and related income on earning assets	150.5	110.1	155.8	122.5	94.3	78.3	83.8	78.5
Other revenue	48.2	39.4	39.5	30.4	23.0	18.7	17.5	16.8
Total operating revenue and other income - CaaS Segment	734.2	669.4	724.0	484.6	384.5	335.5	343.4	340.6
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(13.4)	9.6	(6.1)	(16.0)	(26.6)	0.1	0.7	(15.1)
Adjustments due to acceleration of annual fees recognition under fair value accounting	(7.1)	9.6	(8.3)	(24.4)	(8.8)	(4.2)	(10.5)	(8.0)
Removal of finance charge-offs	(131.4)	(114.7)	(114.1)	(78.8)	(68.2)	(70.0)	(64.9)	(60.6)
Total managed yield	$582.3	$573.9	$595.5	$365.4	$280.9	$261.4	$268.7	$256.9

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2026		2025				2024
(in Millions)	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Charge-offs on loans at fair value	$433.3	$406.4	$377.9	$231.8	$211.8	$233.5	$213.1	$201.5
Finance charge-offs (1)	(131.4)	(114.7)	(114.1)	(78.8)	(68.2)	(70.0)	(64.9)	(60.6)
Combined principal net charge-offs	$301.9	$291.7	$263.8	$153.0	$143.6	$163.5	$148.2	$140.9

(1)	Finance charge-offs are included as a component of our Changes in fair value of loans in the accompanying condensed consolidated statements of income.

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

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2026				2025
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$6,891,217		$6,724,913		$6,953,445		$6,600,135
30-59 days past due	$190,035	2.8%	$195,749	2.9%	$206,249	3.0%	$179,339	2.7%
60-89 days past due	$161,049	2.3%	$169,032	2.5%	$188,321	2.7%	$158,201	2.4%
90 or more days past due	$449,382	6.5%	$472,571	7.0%	$445,475	6.4%	$374,650	5.7%
Average managed receivables	$6,808,065		$6,839,179		$6,776,790		$4,823,306
Total managed yield ratio, annualized (1)	34.2%		33.6%		35.1%		30.3%
Combined principal net charge-off ratio, annualized (2)	17.7%		17.1%		15.6%		12.7%
Interest expense ratio, annualized (3)	7.2%		7.2%		7.4%		6.2%
Net interest margin ratio, annualized (4)	9.3%		9.3%		12.1%		11.4%

	At or for the Three Months Ended
	2025				2024
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$3,046,477		$2,706,264		$2,724,782		$2,654,112
30-59 days past due	$100,472	3.3%	$89,132	3.3%	$104,022	3.8%	$106,303	4.0%
60-89 days past due	$85,611	2.8%	$84,559	3.1%	$97,953	3.6%	$96,673	3.6%
90 or more days past due	$210,925	6.9%	$233,205	8.6%	$253,511	9.3%	$227,418	8.6%
Average managed receivables	$2,876,371		$2,715,523		$2,689,447		$2,534,602
Total managed yield ratio, annualized (1)	39.1%		38.5%		40.0%		40.5%
Combined principal net charge-off ratio, annualized (2)	20.0%		24.1%		22.0%		22.2%
Interest expense ratio, annualized (3)	7.4%		6.9%		6.5%		6.6%
Net interest margin ratio, annualized (4)	11.7%		7.5%		11.5%		11.7%

(1)	The Total managed yield ratio, annualized is calculated using the annualized total managed yield as the numerator and period-end average managed receivables as the denominator.
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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands):

	Private Label Credit - At or for the Three Months Ended
	2026				2025
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,911,515		$1,787,036		$1,856,811		$1,725,708
30-59 days past due	$34,003	1.8%	$39,482	2.2%	$37,727	2.0%	$30,336	1.8%
60-89 days past due	$27,634	1.4%	$23,626	1.3%	$33,588	1.8%	$25,988	1.5%
90 or more days past due	$89,683	4.7%	$67,136	3.8%	$74,940	4.0%	$62,066	3.6%
Average APR	10.3%		11.4%		9.6%		9.4%
Receivables purchased during period	$424,714		$257,681		$413,988		$436,711

	Private Label Credit - At or for the Three Months Ended
	2025				2024
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,524,399		$1,253,215		$1,231,750		$1,205,714
30-59 days past due	$29,981	2.0%	$27,166	2.2%	$33,664	2.7%	$34,658	2.9%
60-89 days past due	$23,745	1.6%	$23,938	1.9%	$29,297	2.4%	$30,216	2.5%
90 or more days past due	$58,146	3.8%	$67,414	5.4%	$75,294	6.1%	$70,190	5.8%
Average APR	10.3%		11.9%		12.9%		13.3%
Receivables purchased during period	$506,738		$265,360		$241,442		$396,900

	General Purpose Credit Card - At or for the Three Months Ended
	2026				2025
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$4,979,702		$4,937,877		$5,096,634		$4,874,427
30-59 days past due	$156,032	3.1%	$156,267	3.2%	$168,522	3.3%	$149,003	3.1%
60-89 days past due	$133,415	2.7%	$145,405	2.9%	$154,733	3.0%	$132,214	2.7%
90 or more days past due	$359,699	7.2%	$405,435	8.2%	$370,535	7.3%	$312,584	6.4%
Average APR	30.1%		28.9%		28.2%		28.7%
Receivables purchased during period	$1,287,520		$1,093,300		$1,347,982		$701,557

	General Purpose Credit Card - At or for the Three Months Ended
	2025				2024
	Jun. 30		Mar. 31		Dec. 31		Sep. 30
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,522,078		$1,453,049		$1,493,032		$1,448,060
30-59 days past due	$70,490	4.6%	$61,966	4.3%	$70,358	4.7%	$71,645	4.9%
60-89 days past due	$61,866	4.1%	$60,621	4.2%	$68,656	4.6%	$66,454	4.6%
90 or more days past due	$152,779	10.0%	$165,791	11.4%	$178,216	11.9%	$157,222	10.9%
Average APR	29.4%		28.7%		28.6%		28.9%
Receivables purchased during period	$442,957		$347,550		$370,269		$373,231

The following discussion relates to the tables above.

Managed receivables levels. We continue to experience overall period-over-period quarterly receivables growth with over $3,844.7 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners between June 30, 2026 and June 30 2025. The increased purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $387.1 million in the twelve months ended June 30, 2026 primarily related to seasonal expansion with one of our retail partners. The seasonal expansion with this retail partner tends to peak in the second and third quarters of each year. Our general purpose credit card receivables grew by $3,457.6 million during the twelve months ended June 30, 2026. This increase included receivables added as part of the Mercury acquisition which totaled $3,054.3 million as of June 30, 2026. Some of our larger merchant partners have expanded their relationships with us and our bank partner, which resulted in an increased flow of acquired receivables. While we currently expect continued period-over-period quarterly growth in our general purpose credit card receivables (muted slightly by declines noted in our acquired Mercury portfolio), we expect purchases associated with the above mentioned retail partner to moderate, resulting in modest increases in expected period-over-period retail receivables. Growth in future periods receivables is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partners, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for 85.3% of our private label credit receivables outstanding as of June 30, 2026. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns and growth (or contraction) within merchant retail locations. Further impacting receivable purchase amounts in a period are consumer application volumes that retail partners may direct to our bank partners versus competitors who offer similar financing products to those retail merchant partners. See Note 10, "Commitments and Contingencies," to our condensed consolidated financial statements included herein for further discussion of these concentrations.

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

We have acquired certain receivables that have higher observed delinquencies, but for which we have limited loss exposure due to agreements with retail partners. As a result of these limited loss exposures, these receivables are not included in our delinquency rates for private label credit receivables. For 2025 we observed lower overall delinquency rates in both our general purpose credit card receivables and our private label credit receivables. Receivables added as part of the Mercury acquisition in the third quarter of 2025 have lower overall delinquency rates (and lower associated yields) than those of our existing portfolios. The addition of these receivables resulted in a lower combined delinquency rate for all quarters in 2026 when compared to corresponding periods in 2025.

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to marginally increase due to a planned shift in our general purpose and private label credit receivables originated as our bank partners continue to expand product offerings to a broader range of consumers. This expected increase in delinquencies will be accompanied by higher yielding assets, which we believe will result in a more profitable asset overall. Additionally, as the receivables added from the Mercury acquisition tend to have lower delinquency and charge off rates than our existing portfolios of receivables and when coupled with expected growth in our general purpose credit card receivables, we expect the increase in delinquency rates noted above to be muted. We also expect continued seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the second quarter of each year due to the benefits of seasonally strong payment patterns associated with tax refunds for many consumers. Our beliefs for future delinquency rates are predicated on the assumption that the slowing rate of inflation will continue and prove effective at reducing account delinquencies.

Total managed yield ratio, annualized. As discussed above, growth in higher yielding assets has resulted in higher charge-off and delinquency rates in some periods and within some product categories. General purpose credit card receivables tend to have higher total yields than private label credit receivables (and higher associated charge-off rates). As a result, in periods where we have slower rates of growth of general purpose credit card receivables, as was noted in 2025 (relative to growth in private label credit receivables), we expect to have slightly lower total managed yield ratios. Additionally, receivables added as part of the Mercury acquisition tend to have lower yields (and lower associated delinquency and charge off rates). The addition of these receivables contributed to the decline in our Total managed yield ratio, annualized, since the third quarter of 2025 and will serve to offset some of our expected growth in Total managed yield ratios going forward. As previously discussed, these receivables are expected to have lower overall yields (thus negatively impacting our Total managed yield ratio), but also lower principal and finance charge-offs resulting in a similarly profitable asset. We experienced for the first and second quarters of 2026, and expect to continue to experience for the remainder of 2026, higher rates of acquisition of our general purpose credit card receivables relative to private label credit receivables. When coupled with these increased acquisitions, we expect higher associated period-over-period operating revenue and other income for 2026 although the timing of these acquisitions and impact of the Mercury acquisition could result in some fluctuations of our Total managed yield ratio, annualized when comparing quarterly rates in 2026 to corresponding quarterly periods in 2025.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. We noted improvements in this rate in the fourth quarter of 2024 and in the first and second quarters of 2025 as delinquencies continued to improve, consumer payment behavior improved and we experienced strong growth in our receivables base. The significant improvement noted in the third quarter of 2025 was largely due to the addition of receivables associated with the Mercury acquisition which have lower delinquencies and principal charge-offs than our existing portfolios of receivables. This improvement continued in the fourth quarter of 2025 and in the first and second quarters of 2026. We expect to see continued year-over-year improvements in our Combined principal net charge-off ratio, annualized for 2026, assisted by higher expected growth in the third and fourth quarters of 2026 in our general purpose credit cards which will improve ratios in those periods as the receivables associated with these newer consumers will not have seasoned through peak charge off periods.

We expect our recent overall combined principal net charge-off ratios to continue to marginally improve in 2026. These charge-off rates are expected to return to historically normalized levels, adjusted for the change in mix of acquired receivables discussed above, and will benefit from planned growth in the underlying receivables which we expect will further reduce our combined principal net charge-off ratio. Our charge-off ratio has also been impacted due to (and will continue to be impacted by): (1) higher expected charge-off rates on certain private label credit and general purpose credit card receivables associated with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, leading to periodic increases in combined principal net charge-offs, and (3) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of inflation pressures. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

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

Receivables purchased during period. Receivables purchased during period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For 2025 we noted increases in the amount of receivables purchased associated with our general purpose credit card receivables and also a larger increase in receivables purchased associated with our private label credit receivables. This growth in Private Label Credit Receivables purchased primarily relates to growth in purchases associated with our largest retail partner. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our issuing bank partners. Private label credit receivable acquisitions in the first quarter of 2026 were similar to those in the third quarter of 2025. As discussed above, we expect some retail partner programs to moderate in the third quarter of 2026 which will result in slower receivable acquisitions during that period, when compared to the same period in 2025. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our issuing bank partners. As a result, the timing of new receivable acquisitions, particularly as it relates to general purpose credit cards, could be impacted in the short term. Nonetheless, we expect continued growth in the acquisition of these general purpose credit card receivables throughout 2026. The acquisition of Mercury and its portfolio of general purpose credit card receivables is also expected to result in additional receivable acquisitions in future quarters as our bank partner continues to market to new consumers.

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

A reconciliation of our operating revenues and other income to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2026		2025				2024
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Consumer loans, including past due fees	$9.6	$9.5	$9.8	$9.4	$9.1	$9.2	$9.6	$10.0
Fees and related income on earning assets	0.3	0.3	0.3	1.1	—	—	—	0.1
Other income	0.2	0.2	0.3	0.1	0.2	0.2	0.2	0.2
Total operating revenue and other income	10.1	10.0	10.4	10.6	9.3	9.4	9.8	10.3
Finance charge-offs	—	—	0.1	—	—	—	—	—
Total managed yield	$10.1	$10.0	$10.5	$10.6	$9.3	$9.4	$9.8	$10.3

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized follows (in millions):

	At or for the Three Months Ended
	2026		2025				2024
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Gross charge-offs	$1.3	$1.7	$2.1	$1.9	$1.7	$1.8	$1.5	$3.1
Finance charge-offs (1)	—	—	0.1	—	—	—	—	—
Recoveries	(0.6)	(0.6)	(0.7)	(0.7)	(0.6)	(0.6)	(0.6)	(0.7)
Combined principal net charge-offs	$0.7	$1.1	$1.5	$1.2	$1.1	$1.2	$0.9	$2.4

(1)	Finance charge-offs are included as a component of our Provision for credit losses in the accompanying condensed consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2026				2025
	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables
Period-end managed receivables (1)	$99,609		$103,994		$107,093		$111,068
30-59 days past due	$8,071	8.1%	$6,237	6.0%	$9,056	8.5%	$8,430	7.6%
60-89 days past due	$2,462	2.5%	$2,084	2.0%	$3,198	3.0%	$2,545	2.3%
90 or more days past due	$2,302	2.3%	$2,635	2.5%	$3,040	2.8%	$3,214	2.9%
Average managed receivables	$101,802		$105,544		$109,081		$108,850
Total managed yield ratio, annualized (2)	39.7%		37.9%		38.5%		39.0%
Combined principal net charge-off ratio, annualized (3)	2.8%		4.2%		5.5%		4.4%
Recovery ratio, annualized (4)	2.4%		2.3%		2.6%		2.6%

	At or for the Three Months Ended
	2025				2024
	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables
Period-end managed receivables (1)	$106,632		$106,099		$108,982		$110,638
30-59 days past due	$6,576	6.2%	$6,344	6.0%	$7,590	7.0%	$8,873	8.0%
60-89 days past due	$2,391	2.2%	$2,061	1.9%	$3,217	3.0%	$3,801	3.4%
90 or more days past due	$3,741	3.5%	$4,221	4.0%	$4,723	4.3%	$5,305	4.8%
Average managed receivables	$106,366		$107,541		$109,810		$114,295
Total managed yield ratio, annualized (2)	35.0%		35.0%		35.7%		36.0%
Combined principal net charge-off ratio, annualized (3)	4.1%		4.5%		3.3%		8.4%
Recovery ratio, annualized (4)	2.3%		2.2%		2.2%		2.4%

(1)	Period-end managed receivables equal the corresponding amount of loans at amortized cost included in Note 2 "Significant Accounting Policies and Condensed Consolidated Financial Statement Components" in our condensed consolidated financial statements.
(2)	The total managed yield ratio, annualized is calculated using the annualized Total managed yield as the numerator and Period-end average managed receivables as the denominator.
(3)

The Combined principal net charge-off ratio, annualized is calculated using the annualized Combined principal net charge-offs as the numerator and Period-end average managed receivables as the denominator.

(4)	The Recovery ratio, annualized is calculated using annualized Recoveries as the numerator and Period-end average managed receivables as the denominator.

Managed receivables. Stress noted at some dealer locations resulted in higher than anticipated credit losses associated with floorplan loans during 2024. When coupled with increased delinquencies associated with the underlying consumers loans, we have experienced period-over-period declines in our managed receivables for the first and second quarters of 2025. For the third and fourth quarters of 2025, we continued to grow the portfolio as we continued to recover from the above noted floorplan loan losses experienced in 2024. We noted typical seasonal declines in managed receivables in the first quarter of 2026 resulting from expected increases in payment rates associated with tax refunds for many consumers. While receivable levels continued to decline in the second quarter due to slower sales at dealer locations, we expect modest growth in the level of our managed receivables for 2026 as CAR continues to rebuild its receivables base, expands within its current geographic footprint and continues plans for service area expansion. Although we continue to expand our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. We continually evaluate bulk purchases of receivables, however, the timing and size of such purchases are difficult to predict.

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

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our condensed consolidated balance sheets. Facilities that could represent near-term and longer-term refunding or refinancing needs as of June 30, 2026 are those associated with the following notes payable and senior notes in the amounts indicated (in millions):

Other debt	$5.2
Revolving credit facility (expiring October 2026) that is secured by certain receivables and restricted cash	39.3
2026 Senior notes	122.1
Total short term refinancing needs (within 12 months)	$166.6
Revolving credit facility (expiring March 2028) that is secured by certain receivables and restricted cash	50.0
Revolving credit facility (expiring April 2028) that is secured by certain receivables and restricted cash	11.6
Revolving credit facility (expiring December 2028) that is secured by certain assets	20.1
2029 Senior notes	185.5
2030 Senior notes	400.0
Total long term refinancing needs (in excess of 12 months)	$667.2

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

In November 2021, we issued $150.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026. We repurchased $5.5 million and $13.6 million of the outstanding principal amount of these 2026 Senior Notes in the three and six months ended June 30, 2026. There were no repurchases for the same period in 2025.

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

During the three and six months ended June 30, 2026 and 2025, we sold 0 shares, 515 shares, 142,603 shares and 156,264 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $0.0, $0.0, $3.2 million and $3.5 million, respectively. During the three and six months ended June 30, 2026 and 2025, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three and six months ended June 30, 2026 and 2025, we sold $3.9 million, $4.4 million, $8.1 million and $25.8 million, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $3.8 million, $4.3 million, $7.9 million and $25.3 million, respectively.

During the six months ended June 30, 2025, we sold 200,000 common shares under the Company’s Common Stock ATM Program for net proceeds of $11.6 million. No shares were sold under the Company's Common Stock ATM Program for the three and six months ended June 30, 2026 or for the three months ended June 30, 2025.

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

At June 30, 2026, we had $645.2 million in cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the six months ended June 30, 2026 and 2025 are as follows:

•	During the six months ended June 30, 2026, we generated $563.3 million of cash flows from operations compared to our generation of $264.3 million of cash flows from operations during the six months ended June 30, 2025. While payment rates for our consumers stayed consistent period-over-period, we experienced an increase in cash provided by operating activities principally related to finance and fee collections associated with growing private label credit and general purpose credit card receivables. Most of this change was due to growth in the underlying receivables (and collections thereon) along with higher yielding receivables effectively increasing the minimum payment amounts required by consumers.
•

During the six months ended June 30, 2026, we used $420.4 million of cash in our investing activities, compared to the use of $520.4 million of cash from investing activities during the six months ended June 30, 2025. This decrease in cash used is primarily due to marginal decreases in the level of net investments in private label credit and general purpose credit card receivables relative to the same period in 2025, together with a reduction in property and equipment purchases from $4.8 million in the prior-year period to $0.3 million in the current-year period. For the six months ended June 30, 2026, we purchased $3,059.1 million in private label and general purpose credit card receivables compared to $1,549.7 million for the six months ended June 30, 2025. Offsetting these purchases were collections of $2,588.6 million and $1,001.9 million for the six months ended June 30, 2026 and 2025, respectively. As we continue to grow our receivables base, we would expect for purchases of new receivables to outpace payments thereon throughout 2026.

•

During the six months ended June 30, 2026, we used $265.1 million of cash in financing activities, compared to generating $239.8 million of cash from financing activities during the six months ended June 30, 2025. The increase in cash used in financing activities is primarily due to net repayments of borrowings in excess of new borrowings (proceeds from borrowings less repayment of borrowings) of $264.5 million compared to borrowings, in excess of repayments, of $259.9 million during the same period in 2025. Offsetting net cash generated in 2025 was the redemption of the remaining $50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon in March 2025. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. As discussed above, we expect to have continued growth in our receivables base and as a result, expect to continue raising additional capital to fund these acquisitions.

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

In June 2007, we entered into a sublease for 1,000 square feet (as later amended to 600 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. ("HBR"), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. We entered into a new lease for our Atlanta headquarters that commenced in June 2022. In connection with this new prime lease, we entered into a new sublease with HBR. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $50,000 for the six months ending June 30, 2026 and 2025, respectively. The aggregate amount of payments required under the sublease from July 1, 2026 to the expiration of the sublease in May 2027 is $94,000.

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the six months ended June 30, 2026 and 2025, we received $0.4 million and $0.4 million, respectively, of reimbursed costs from HBR associated with these leased employees.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission ("SEC") or otherwise make public. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; monetary policy by the Federal Reserve; earnings growth; returns on equity; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; inflation; energy prices; the developing metaverse; the use of large language models; changes in the credit quality and fair value of our credit card receivables, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation ("FDIC"), Federal Reserve Board, Federal Trade Commission ("FTC"), Consumer Financial Protection Bureau ("CFPB") and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare private label credit operations; account growth; the performance of investments that we have made, including in technology; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our private label credit operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; our servicing income levels; gains and losses from investments in securities; experimentation with new products; and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

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

		Impact on Pre-Tax earnings if Interest Rates:
	At June 30, 2026	Increase 100 Basis Points	Decrease 100 Basis Points
Notes payable subject to interest rate risk	$864.9	$(8.6)	$8.6

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our condensed consolidated balance sheet as of June 30, 2026, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by 10% for the next 12 months. The sensitivity does not factor in other associative impacts that could occur in such a scenario. This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross. Actual results could differ materially from these estimates:

		Impact if Credit Loss Rates:
	At June 30, 2026	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$6,658.8	$6,477.3	$6,840.2
Loans at amortized cost, net	$77.7	$77.4	$78.1
Income (loss) before income taxes		$(181.8)	$181.8

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our condensed consolidated balance sheet as of June 30, 2026, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in required market rates of return by 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included all of our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross. Actual results could differ materially from these estimates:

		Impact if Discount Rates:
	At June 30, 2026	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$6,658.8	$6,581.1	$6,738.7
Income (loss) before income taxes		$(77.6)	$79.9

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our condensed consolidated balance sheet as of June 30, 2026, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in payment rates by 10% for the next 12 months. The sensitivity does not factor in other associative impacts that could occur in such a scenario. This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included only our loans, interest and fees receivable, at fair value. Actual results could differ materially from these estimates:

		Impact if Payment Rates:
	At June 30, 2026	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$6,658.8	$7,047.3	$6,270.2
Income (loss) before income taxes		$388.6	$(388.6)

Counterparty Risk

We are subject to risk if a counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to acquire loans. We seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of June 30, 2026, we had total borrowings associated with our loans at fair value and our loans at amortized cost of $5.6 billion. Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding and Capital Resources" and Note 9 "Notes Payable" to our condensed consolidated financial statements included herein for further information on our outstanding Notes Payable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation and supervision of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of June 30, 2026, the end of the period covered by this Form 10-Q. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in reports that it files or submits under the Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Due to the SEC staff's general guidance that an assessment of an acquired business may be omitted from the scope of management's assessment for one year following the acquisition, management excluded Mercury, which was acquired on September 11, 2025, from our assessment of internal control over financial reporting as of June 30, 2026. Mercury represents approximately 41.1% of the Company’s consolidated total assets as of June 30, 2026, and approximately 32.6% of the Company’s consolidated revenue for the six months ended June 30, 2026. See Note 1 "Description of Our Business" to our condensed consolidated financial statements for further discussion of the Mercury acquisition.

Changes in internal control over financial reporting

During the quarter ended June 30, 2026, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $6,891.2 million at June 30, 2026, from $3,046.5 million at June 30, 2025. Mercury accounted for $3,054.3 million of the current quarter's receivables. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for 85% of our outstanding private label credit receivables as of June 30, 2026. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

Failure to realize the expected benefits of our acquisition of Mercury or to integrate successfully Mercury's business could adversely affect our business and the value of our securities. Although we expect significant benefits to result from the acquisition of Mercury, we may not actually realize any of them or realize them within the anticipated timeframe. Achieving these benefits will depend, in part, on our ability to integrate Mercury's business successfully and efficiently. The challenges involved in this integration, which will be complex and time consuming, include the following:

•	preserving customer and other important relationships of Mercury and attracting new business and operational relationships;
•	integrating financial forecasting and controls, procedures and reporting cycles;
•	consolidating and integrating corporate, information technology, finance, compliance and administrative infrastructures, including the migration of Mercury's cardholder data to our credit card system of record;
•	coordinating marketing efforts to effectively position our capabilities;
•	coordinating and integrating operations; and
•	integrating employees and related human resource systems and benefits, maintaining employee morale and retaining key employees.

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

Risks Related to Our Financial Reporting and Accounting

We have remediated a material weakness in our internal control over financial reporting. If we experience additional material weaknesses in the future, our business may be harmed. Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting.

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

Our existing and future levels of indebtedness could adversely affect our financial health, our ability to obtain financing in the future, our ability to react to changes in our business and our ability to fulfill our obligations under the existing indebtedness. As of June 30, 2026, we had $833.8 million of recourse indebtedness outstanding and $5,483.9 million of indebtedness outstanding under warehouse facilities and asset backed securities, all of which is non-recourse indebtedness.

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

Because we outsource account-processing functions that are integral to our business, any disruption or termination of these outsourcing relationships could harm our business. We generally outsource account and payment processing. If these outsourcing relationships were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from alternate providers. There is a risk that we would not be able to enter into similar outsourcing arrangements with alternate providers on terms that we consider favorable or in a timely manner without disruption of our business. Furthermore, we are currently transitioning to a new system provider for our acquired Mercury portfolio. This conversion could cause service disruptions or other operational challenges.

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

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks, and similar events or disruptions. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. Our systems also are subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, pandemic, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons or other unanticipated problems at our hosting facilities could cause system interruptions, delays, and loss of critical data, and result in lengthy interruptions in our services. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. Furthermore, we are currently transitioning to a new system provider for our acquired Mercury portfolio. This conversion could cause service disruptions or other operational challenges.

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

Our allowance for credit losses are determined based upon both objective and subjective factors and may not be adequate to absorb credit losses. We face the risk that customers will fail to repay their loans in full. Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish allowance for credit losses for our Loans at amortized cost as an estimate of the expected credit losses inherent within those loans, interest and fees receivable that we do not report at fair value. We determine the necessary allowance for credit losses by analyzing some or all of the following attributes unique to each type of receivable pool: historical loss rates; current delinquency and roll-rate trends; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. Actual losses are difficult to forecast, especially if such losses are due to factors beyond our historical experience or control. As a result, our allowance for credit losses may not be adequate to absorb all credit losses or prevent a material adverse effect on our business, financial condition and results of operations. Losses are the largest cost as a percentage of revenues across all of our products. Fraud and customers not being able to repay their loans are both significant drivers of loss rates. If we experienced rising credit or fraud losses this would significantly reduce our earnings and profit margins and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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
•

the annual yield from distributions on the Series B preferred stock or interest on the 2026 Senior Notes, 2029 Senior Notes and the 2030 Senior Notes as compared to yields on other financial instruments; an

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

The Series B preferred stock rank junior to our Series A preferred stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A preferred stock has been satisfied. The rights of holders of the Series B preferred stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A preferred stock and any future series or class of preferred stock we may issue that ranks senior to the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of June 30, 2026, we had outstanding 400,000 shares of Series A preferred stock and 3,584,646 shares of Series B preferred stock. As of June 30, 2026, we could issue up to 6,015,354 additional shares of preferred stock.

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

We may issue additional shares of the Series B preferred stock and additional series of preferred stock that rank on a parity with the Series B preferred stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B preferred stock and additional series of preferred stock that would rank on a parity with the Series B preferred stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B preferred stock without any vote of the holders of the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of June 30, 2026, we had outstanding 400,000 shares of Series A preferred stock and 3,584,646 shares of Series B preferred stock. As of June 30, 2026, we could issue up to 6,015,354 additional shares of preferred stock. The issuance of additional shares of Series B preferred stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B preferred stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B preferred stock if we do not have sufficient funds to pay dividends on all Series B preferred stock outstanding and other classes of stock with equal priority with respect to dividends.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 - April 30	889	$52.48	732	1,556,757
May 1 - May 31	49	$54.67	—	1,556,757
June 1 - June 30	58	$102.25	—	1,556,757
Total	996	$55.49	732	1,556,757

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 2,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 264 such shares returned to us during the three months ended June 30, 2026.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2026, we are authorized to repurchase 2,000,000 shares of our common stock through June 30, 2028.

The following table sets forth information with respect to our repurchases of Series B preferred stock during the six months ended June 30, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1 - April 30	—	$—	—	500,000
May 1 - May 31	—	$—	—	500,000
June 1 - June 30	—	$—	—	500,000
Total	—	$—	—	500,000

(1)	On May 7, 2026, our Board of Directors authorized the Company to repurchase up to 500,000 shares of our Series B preferred stock through June 30, 2028.

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

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

Atlanticus Holdings Corporation

August 6, 2026	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)