Form 10-Q
period 2026-09-30
Atlanticus Holdings Corp
filed 2026-11-05
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, 15,347,773 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2026	2025

Assets
Cash and cash equivalents (including $241.4 million and $209.6 million associated with variable interest entities at September 30, 2026 and December 31, 2025, respectively)	$600,502	$618,616
Restricted cash and cash equivalents (including $105.6 million and $117.6 million associated with variable interest entities at September 30, 2026 and December 31, 2025, respectively)	135,562	146,314
Loans at fair value (including $6,682.8 million and $6,522.9 million associated with variable interest entities at September 30, 2026 and December 31, 2025, respectively)	6,903,165	6,647,882
Property at cost, net of depreciation	9,924	12,496
Intangible assets, net (Note 3)	22,561	30,268
Operating lease right-of-use assets	12,763	13,639
Prepaid expenses and other assets, net	100,505	66,585
Assets of discontinued operations (Note 2)	—	87,288
Total assets	$7,784,982	$7,623,088
Liabilities
Accounts payable and accrued expenses	$248,495	$273,959
Operating lease liabilities	22,395	23,792
Notes payable, net (including $5,747.6 million and $5,739.1 million associated with variable interest entities at September 30, 2026 and December 31, 2025, respectively)	5,752,328	5,793,876
Senior notes, net	699,231	698,562
Income tax liability	214,966	152,121
Liabilities of discontinued operations (Note 2)	—	36,948
Total liabilities	6,937,415	6,979,258

Commitments and contingencies (Note 11)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding (liquidation preference - $40.0 million) at September 30, 2026 and December 31, 2025 (Note 6) (1)	40,000	40,000

Shareholders' Equity
Series B preferred stock, no par value, 3,615,022 shares issued and outstanding at September 30, 2026 (liquidation preference - $90.4 million); 3,584,131 shares issued and outstanding at December 31, 2025 (liquidation preference - $89.6 million) (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 15,315,071 and 14,922,462 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Paid-in capital	123,165	102,276
Retained earnings	688,729	506,424
Total shareholders’ equity attributable to Atlanticus Holdings Corporation	811,894	608,700
Noncontrolling interests	(4,327)	(4,870)
Total equity	807,567	603,830
Total liabilities, shareholders' equity and temporary equity	$7,784,982	$7,623,088

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue and other income:
Consumer loans, including past due fees	$564,031	$331,735	$1,619,440	$837,442
Fees and related income on earning assets	159,650	122,544	420,287	295,129
Other revenue	52,253	30,367	139,847	72,077
Total operating revenue and other income	775,934	484,646	2,179,574	1,204,648
Other non-operating income	(85)	7	(21)	20
Total revenue and other income	775,849	484,653	2,179,553	1,204,668

Interest expense	(118,018)	(75,007)	(363,493)	(175,153)
Provision for credit losses	(1,466)	(555)	(2,662)	(769)
Changes in fair value of loans	(418,308)	(276,851)	(1,180,112)	(671,973)
Net margin	238,057	132,240	633,286	356,773

Gain on sale of word mark	27,500	—	27,500	—

Operating expenses:
Salaries and benefits	(25,622)	(16,863)	(79,062)	(43,282)
Card and loan servicing	(58,067)	(35,792)	(153,972)	(95,413)
Marketing and solicitation	(57,460)	(35,247)	(141,964)	(80,486)
Depreciation and amortization	(3,576)	(1,472)	(10,717)	(3,116)
Other	(17,167)	(13,291)	(52,764)	(28,510)
Total operating expenses	(161,892)	(102,665)	(438,479)	(250,807)
Income from continuing operations before income taxes	103,665	29,575	222,307	105,966
Income tax expense from continuing operations	(25,245)	(7,072)	(54,018)	(25,426)
Net income from continuing operations	78,420	22,503	168,289	80,540
Net income from discontinued operations (Note 2)	17,006	2,085	21,435	5,460
Net income	95,426	24,588	189,724	86,000
Net loss (income) attributable to noncontrolling interests	(76)	389	(480)	1,070
Net income attributable to controlling interests	95,350	24,977	189,244	87,070
Preferred stock and preferred unit dividends and discount accretion	(2,323)	(2,307)	(6,939)	(8,103)
Net income attributable to common shareholders	$93,027	$22,670	$182,305	$78,967
Income from continuing operations attributable to common shareholders per common share— basic	$4.99	$1.36	$10.64	$4.85
Income from discontinued operations attributable to common shareholders per common share— basic	$1.12	$0.14	$1.42	$0.37
Net income attributable to common shareholders per common share—basic	$6.11	$1.50	$12.06	$5.22
Income from continuing operations attributable to common shareholders per common share—diluted	$3.99	$1.10	$8.50	$3.92
Income from discontinued operations attributable to common shareholders per common share—diluted	$0.88	$0.11	$1.12	$0.29
Net income attributable to common shareholders per common share—diluted	$4.87	$1.21	$9.62	$4.21

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity and Temporary Equity (Unaudited)

For the Nine Months Ended September 30, 2026 and September 30, 2025

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2026	3,584,131	$—	14,922,462	$—	$102,276	$506,424	$(4,870)	$603,830	$40,000	$—
Series A preferred stock dividends ($1.50 dividend per share per quarter)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share per quarter)	—	—	—	—	—	(1,708)	—	(1,708)	—	—
Stock option exercises and proceeds related thereto	—	—	9,308	—	294	—	—	294	—	—
Compensatory stock issuances, net of forfeitures	—	—	226,652	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	515	—	—	—	12	—	—	12	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	3	3	—	—
Stock-based compensation costs	—	—	—	—	1,393	—	—	1,393	—	—
Redemption and retirement of common shares	—	—	(72,008)	—	(3,831)	—	—	(3,831)	—	—
Net income	—	—	—	—	—	44,175	402	44,577	—	—
Balance at March 31, 2026	3,584,646	$—	15,086,414	$—	$100,144	$548,291	$(4,465)	$643,970	$40,000	$—
Series A preferred stock dividends ($1.50 dividend per share per quarter)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share per quarter)	—	—	—	—	—	(1,708)	—	(1,708)	—	—
Stock option exercises and proceeds related thereto	—	—	78,850	—	3,284	—	—	3,284	—	—
Compensatory stock issuances, net of forfeitures	—	—	5,813	—	—	—	—	—	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	60	60	—	—
Stock-based compensation costs	—	—	—	—	2,804	—	—	2,804	—	—
Redemption and retirement of common shares	—	—	(996)	—	(55)	—	—	(55)	—	—
Net income	—	—	—	—	—	49,719	2	49,721	—	—
Balance at June 30, 2026	3,584,646	$—	15,170,081	$—	$106,177	$595,702	$(4,403)	$697,476	$40,000	$—
Series A preferred stock dividends ($1.50 dividend per share per quarter)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share per quarter)	—	—	—	—	—	(1,723)	—	(1,723)	—	—
Compensatory stock issuances, net of forfeitures	—	—	(2,740)	—	—	—	—	—	—	—
Issuance of common stock	—	—	152,132	—	14,246	—	—	14,246	—	—
Issuance of series B preferred stock, net	30,376	—	—	—	723	—	—	723	—	—
Stock-based compensation costs	—	—	—	—	2,426	—	—	2,426	—	—
Redemption and retirement of common shares	—	—	(4,402)	—	(407)	—	—	(407)	—	—
Net income (loss)	—	—	—	—	—	95,350	76	95,426	—	—
Balance at September 30, 2026	3,615,022	$—	15,315,071	$—	$123,165	$688,729	$(4,327)	$807,567	$40,000	$—

See accompanying notes.

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Series A Preferred Stock	Class B Preferred Units
Balance at January 1, 2025	3,301,179	$—	14,904,192	$—	$98,278	$394,628	$(3,543)	$489,363	$40,000	$50,000
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,574)	—	(1,574)	—	—
Class B preferred units dividends ($0.04 dividend per share)	—	—	—	—	—	(1,400)	—	(1,400)	—	—
Stock option exercises and proceeds related thereto	—	—	11,300	—	335	—	—	335	—	—
Compensatory stock issuances, net of forfeitures	—	—	9,003	—	—	—	—	—	—	—
Issuance of common stock	—	—	200,000	—	11,588	—	—	11,588	—	—
Issuance of series B preferred stock, net	13,661	—	—	—	313	—	—	313	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	78	78	—	—
Stock-based compensation costs	—	—	—	—	870	—	—	870	—	—
Redemption and retirement of preferred shares and preferred units	—	—	—	—	—	—	—	—	—	(50,000)
Redemption and retirement of common shares	—	—	(27,252)	—	(1,246)	—	—	(1,246)	—	—
Net income (loss)	—	—	—	—	—	31,520	(398)	31,122	—	—
Balance at March 31, 2025	3,314,840	$—	15,097,243	$—	$110,138	$422,574	$(3,863)	$528,849	$40,000	$—
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,622)	—	(1,622)	—	—
Stock option exercises and proceeds related thereto	—	—	4,558	—	70	—	—	70	—	—
Compensatory stock issuances, net of forfeitures	—	—	65,411	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	1	—	—	1	—	—
Issuance of series B preferred stock, net	142,603	—	—	—	3,157	—	—	3,157	—	—
Stock-based compensation costs	—	—	—	—	948	—	—	948	—	—
Redemption and retirement of common shares	—	—	(41,381)	—	(1,915)	—	—	(1,915)	—	—
Net income (loss)	—	—	—	—	—	30,573	(283)	30,290	—	—
Balance at June 30, 2025	3,457,443	$—	15,125,831	$—	$112,399	$450,925	$(4,146)	$559,178	$40,000	$—
Series A preferred stock dividends ($1.50 dividend per share)	—	—	—	—	—	(600)	—	(600)	—	—
Series B preferred stock dividends ($0.48 dividend per share)	—	—	—	—	—	(1,707)	—	(1,707)	—	—
Stock option exercises and proceeds related thereto	—	—	10,242	—	157	—	—	157	—	—
Compensatory stock issuances, net of forfeitures	—	—	(8,632)	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	106,319	—	—	—	2,298	—	—	2,298	—	—
Stock-based compensation costs	—	—	—	—	920	—	—	920	—	—
Redemption and retirement of common shares	—	—	(427)	—	(25)	—	—	(25)	—	—
Net income (loss)	—	—	—	—	—	24,977	(389)	24,588	—	—
Balance at September 30, 2025	3,563,762	$—	15,127,014	$—	$115,749	$473,595	$(4,535)	$584,809	$40,000	$—

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$189,724	$86,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	14,696	5,212
Provision for credit losses	2,662	769
Deferred income tax expense	61,208	27,218
Income from merchant fees associated with Loans at fair value	(145,292)	(150,733)
Changes in fair value of loans	1,180,112	671,973
Change in bank partner fees carried at fair value	(7,894)	3,825
Amortization of debt issuance costs	18,110	13,537
Stock-based compensation costs	6,623	2,738
Gain on sale of discontinued operations	(20,095)	—
Gain on sale of word mark	(27,500)	—
Changes in assets and liabilities:
Decrease in lease liability	(3,395)	(1,766)
Increase in uncollected fees on earning assets	(450,052)	(266,602)
Increase (decrease) in income tax liability	4,077	(285)
Increase in accounts payable and accrued expenses	8,454	8,965
Other	6,122	(12,546)
Net cash used in operating activities of discontinued operations	(21,017)	(16,593)
Net cash provided by operating activities	816,543	371,712

Investing activities
Proceeds from recoveries on charged off receivables	85,411	47,302
Investments in earning assets	(4,689,264)	(2,550,533)
Proceeds from earning assets	3,737,833	1,537,353
Acquisition of Mercury (net of cash acquired)	—	(72,863)
Purchases and development of property	(438)	(4,843)
Net cash provided by investing activities of discontinued operations	78,711	16,257
Net cash used in investing activities	(787,747)	(1,027,327)

Financing activities
Noncontrolling interests contributions	63	78
Proceeds from issuance of common stock	14,246	11,589
Proceeds from issuance of Series B preferred stock, net of issuance costs	735	5,768
Preferred stock and preferred unit dividends	(6,937)	(10,130)
Proceeds from exercise of stock options	3,578	562
Purchase and retirement of outstanding stock and preferred units	(4,293)	(53,186)
Proceeds from issuance of Senior notes, net of issuance costs	16,693	418,341
Proceeds from borrowings	2,240,633	1,335,358
Repayment of borrowings	(2,317,656)	(1,020,470)
Net cash used in financing activities of discontinued operations	(7,201)	(5,994)
Net cash (used in) provided by financing activities	(60,139)	681,916
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(31,343)	26,301
Cash and cash equivalents and restricted cash equivalents at beginning of period	767,407	499,636
Cash and cash equivalents and restricted cash equivalents at end of period	$736,064	$525,937
Cash and cash equivalents, and restricted cash and cash equivalents at end of period
Cash and cash equivalents
Continuing operations	$600,502	$421,045
Discontinued operations	—	3,978
Restricted cash and cash equivalents
Continuing operations	135,562	100,914
Discontinued operations	—	—
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$736,064	$525,937
Supplemental cash flow information
Cash paid for interest	$361,412	$162,968
Cash paid for income taxes, net of refunds	$(1,652)	$699
Increase (decrease) in accrued and unpaid preferred stock and preferred unit dividends	$2	$(2,027)
Noncash investing and financing
Seller note receivable as consideration in connection with the sale of CAR (Note 2)	$15,000	$—
Receivable associated with sale of word mark	$27,500	$—
Cash assumed upon acquisition of Mercury	$—	$93,664

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2026 and 2025

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

We service the underlying receivables on behalf of our bank partners by providing and/or managing the ongoing customer service activities in the form of processing payments, providing regular notices of statement activity, and resolving customer complaints, billing disputes, and fraud claims. Our bank partners continue to own the underlying consumer accounts that they originate and provide regulatory oversight in the form of reviewing and approving the development of consumer finance programs and approving all related marketing materials, establishing the policies and procedures that govern the operation of the consumer finance programs, reviewing and approving customer complaint correspondence, performing ongoing compliance monitoring and testing and audits of the consumer finance programs, and providing settlement services between us and our retail partners. From time to time, we also purchase receivables portfolios from third parties other than our bank partners. Our ongoing products and services are reported through our Credit as a Service ("CaaS") reportable segment.

Within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $55 billion in consumer loans over more than 30 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. General purpose credit cards use the Aspire, Imagine, Mercury and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing that focus exclusively on consumers with higher FICO scores. Atlanticus’ decisioning platform is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

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

On September 16, 2026 the Company completed the sale of CARS Acquisition, LLC ("CAR") and its subsidiaries to an unaffiliated third party. CAR comprised 100% of the Company’s Auto Finance segment. Accordingly, the historical results of our former Auto Finance segment are presented as discontinued operations, and, as such, have been excluded from continuing operations and segment results for all periods presented herein. See Note 2 “Discontinued Operations” for additional information.

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

2.	Discontinued Operations

Sale of CAR

On September 16, 2026, the Company completed the sale of CAR to an unaffiliated third party. The Company received total consideration of approximately $71.2 million, consisting of approximately $56.2 million in cash and a $15.0 million seller note which is included in Prepaid expenses and other assets on our condensed consolidated balance sheets. The disposition reflects the Company’s strategy to focus its capital and management resources on areas offering greater opportunities for long-term growth.

The Company recognized a pre-tax gain on the sale of $20.1 million during the three and nine months ended September 30, 2026. The gain reflects the fair value of consideration received, including the seller note, less the carrying amount of the net assets and liabilities transferred and transaction costs directly attributable to the sale.

As a result of the transaction, the Company no longer operates an Auto Finance segment. The Company concluded that the disposition represents a strategic shift that has had a major effect on its operations and financial results. Accordingly, CAR is presented as discontinued operations for all periods presented in the condensed consolidated financial statements. The results of CAR through the September 16, 2026 closing date, including the gain on sale, are reported as discontinued operations, net of income taxes, in the accompanying condensed consolidated statements of income.

The following table presents the results of CAR that are reported as discontinued operations for the periods presented (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue and other income:
Consumer loans and other revenue	$8,210	$10,023	$28,418	$29,337
Interest expense and provisions for credit losses	(1,030)	(1,451)	(3,189)	(4,755)
Total operating income and other income, net	7,180	8,572	25,229	24,582
Operating expenses	(4,895)	(5,668)	(16,731)	(17,055)
Income from discontinued operations before gain on sale and income taxes	2,285	2,904	8,498	7,527
Gain on sale of CAR	20,095	—	20,095	—
Income tax benefit/(expense)	(5,374)	(819)	(7,158)	(2,067)
Income from discontinued operations, net of income taxes	$17,006	$2,085	$21,435	$5,460

The following table presents the carrying amounts of the major classes of assets and liabilities of CAR included in discontinued operations as of September 30, 2026 and December 31, 2025. Intercompany balances and transactions have been eliminated in consolidation.

Assets and Liabilities of Discontinued Operations	September 30, 2026	December 31, 2025
Assets
Unrestricted cash and cash equivalents	$—	$2,477
Loans at amortized cost, net	—	82,884
Prepaid expenses and other assets	—	1,927
Total assets of discontinued operations	$—	$87,288

Liabilities
Accounts payable and accrued expenses	$—	$10,572
Operating lease liabilities	—	1,491
Notes payable, net	—	24,885
Total liabilities of discontinued operations	$—	$36,948

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

Discontinued Operations

We evaluate disposals of components of the Company to determine whether they qualify for presentation as discontinued operations. A disposal is reported as a discontinued operation when the component has been disposed of or is classified as held for sale and the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results.

When a disposal qualifies for discontinued operations presentation, the results of operations of the disposed component, including any gain or loss recognized on the disposal, are presented separately from continuing operations, net of applicable income taxes, for all periods presented. Prior-period results are retrospectively reclassified to conform to the current-period presentation.

The assets and liabilities of a discontinued operation are presented separately from the Company’s continuing operations in the condensed consolidated balance sheets for the periods required by applicable accounting guidance.

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

Loans at fair value

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

Investments in notes receivable and equity investments.

We maintain certain investments in notes receivable and equity investments from consumer technology platforms as well as a note receivable associated with our sale of CAR. These investments are included in Prepaid expenses and other assets on our condensed consolidated balance sheets and include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded and the carrying value of our investment in these companies is not material. We show an allowance for credit losses for these investments. A considerable amount of judgment is required to assess the ultimate amount of expected losses on these investments, and we regularly evaluate and update our methodologies to determine the most appropriate allowance necessary.

A roll-forward (in millions) of our allowance for credit losses is as follows:

For the Three Months Ended September 30,	2026	2025
	Notes Receivable	Notes Receivable
Allowance for credit losses:
Balance at beginning of period	$(9.2)	$(6.1)
Provision for credit losses	(1.5)	(0.6)
Charge-offs	—	—
Recoveries	—	—
Balance at end of period	$(10.7)	$(6.7)

For the Nine Months Ended September 30,	2026	2025
	Notes Receivable	Notes Receivable
Allowance for credit losses:
Balance at beginning of period	$(8.0)	$(5.9)
Provision for credit losses	(2.7)	(0.8)
Charge-offs	—	—
Recoveries	—	—
Balance at end of period	$(10.7)	$(6.7)

All of our notes receivable at end of period are individually evaluated for impairment.

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

	September 30,	December 31,
As of	2026	2025
Intangible assets - gross carrying amount	$32,430	$32,430
Accumulated amortization	(9,869)	(2,162)
Net carrying amount	$22,561	$30,268

Amortization expense related to these finite-lived intangible assets was $2.6 million, $7.7 million, $0.5  million and $0.5 million for the three and nine months ended September 30, 2026 and 2025, respectively, and is included within depreciation and amortization in the condensed consolidated statements of income. Aggregate amortization expense of our intangible assets for the next five years is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2026 (Remainder of 2026)	$1,440
2027	5,760
2028	5,760
2029	5,760
2030	3,841
Total amortization expense	$22,561

Income Taxes

Continuing Operations: We experienced effective tax rates of 24.4% on income from continuing operations for both the three and nine months ended September 30, 2026; this compares with effective tax rates of 23.5% and 23.7% on income from continuing operations for the three and nine months ended September 30, 2025, respectively.

Our effective tax rates for the three and nine months ended September 30, 2026, on income from continuing operations are above the statutory rate principally due to (a) our state income tax expense, including the effects of law changes enacted in the nine months ended September 30, 2026, in certain states in which we operate and (b) the tax effects of deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986 as amended (the “Code”) with respect to compensation paid to our covered employees. Offsetting the foregoing items were the favorable tax effects of (a) deductions associated with the exercises of stock options and the vesting of restricted stock at the times when the fair value of our stock exceeded such share-based awards’ grant date values and (b) federal tax credits.

  Our effective tax rates for the three and nine months ended September 30, 2025, are above the statutory rate principally due to (a) our state and foreign income tax expense, including the effects of law changes enacted in the nine months ended September 30, 2025, in certain states in which we operate and (b) the tax effects of deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986 as amended (the “Code”) with respect to compensation paid to our covered employees. Offsetting the foregoing items were the favorable tax effects of (a) deductions associated with the exercises of stock options and the vesting of restricted stock at the times when the fair value of our stock exceeded such share-based awards’ grant date values and (b) amounts characterized in our condensed consolidated financial statements as dividends on preferred stock (which was outstanding until its redemption in the first quarter of 2025), such amounts which constituted deductible interest expense on debt for tax purposes.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions to the extent such liabilities have not been favorably resolved thereby resulting in interest expense reversals) within our income tax line item on our consolidated statements of income.  Such interest expense was de minimis in the three and nine months ended September 30, 2026. It was also de minimis in the three months ended September 30, 2025, and was $0.1 million for the nine months ended September 30, 2025.

Discontinued Operations: We experienced effective tax rates of 24.0% and 25.0% on discontinued operations for the three months and nine months ended September 30, 2026, respectively, compared to 29.0% and 28.3% for the three months and nine months ended September 30, 2025, respectively. The sale of our discontinued operation resulted in a pre-tax gain of $20.1 million for the three and nine months ended September 30, 2026.

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

Other non-operating income

Other non-operating income includes income (or loss) associated with investments in non-core businesses or other items not directly associated with our ongoing operations. None of the investments in non-core businesses are publicly-traded and there are no material pending liquidity events. We will continue to carry the investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

Gain on sale of word mark

Included in Gain on sale of word mark is our September 30, 2026 sale and assignment of the MERCURY word mark and certain related intellectual property rights to an unaffiliated third party for $27.5 million in cash.

Revenue from Contracts with Customers

The majority of our revenue is derived from financial instruments and is therefore outside the scope of ASC 606, Revenue from Contracts with Customers. Revenue within the scope of ASC 606 primarily includes merchant fees, interchange revenue, servicing revenue, and other customer-related fees. Interchange revenue is earned when customers use their cards through established payment networks. We earn a portion of the interchange fee charged by the card networks to merchants, which is generally settled daily. Interchange revenue also includes network incentives earned when credit card transactions associated with accounts we service are processed through those networks. Servicing revenue is earned as we satisfy contractual performance obligations related to collecting amounts due on receivables. The related consideration is settled net of our fee and may be paid daily or monthly. Service charges and other customer-related fees are earned when the related service is provided, in accordance with the customer’s credit agreement. Merchant fees paid or received in connection with the acquisition of fair value receivables are recognized when the merchant confirms the transaction, which satisfies the terms of the related merchant agreement. These revenue streams do not create obligations beyond the services already provided. Revenue from contracts with customers is included in Consumer loans, including past due fees and Other revenue in the condensed consolidated statements of income. Components of revenue from contracts with customers, in thousands, are as follows

For the Three Months Ended September 30, 2026
Interchange revenues, net (1)	$11,930
Servicing income	11,568
Service charges and other customer related fees	28,755
Total Other revenue	52,253
Merchant fees (2)	57,680
Total revenue from contracts with customers	$109,933

For the Nine Months Ended September 30, 2026
Interchange revenues, net (1)	$37,843
Servicing income	31,169
Service charges and other customer related fees	70,835
Total Other revenue	139,847
Merchant fees (2)	145,292
Total revenue from contracts with customers	$285,139

For the Three Months Ended September 30, 2025
Interchange revenues, net (1)	$8,551
Servicing income	6,606
Service charges and other customer related fees	15,210
Total Other revenue	30,367
Merchant fees (2)	54,610
Total revenue from contracts with customers	$84,977

For the Nine Months Ended September 30, 2025
Interchange revenues, net (1)	$19,230
Servicing income	16,016
Service charges and other customer related fees	36,831
Total Other revenue	72,077
Merchant fees (2)	150,733
Total revenue from contracts with customers	$222,810

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

4.	Segment Reporting

We operate primarily in one industry and have one reportable segment, Credit as a Service (“CaaS”). The Company defines operating segments as components for which discrete financial information is regularly evaluated by the Chief Executive Officer, who is the Company’s chief operating decision maker (“CODM”), in allocating resources and assessing financial performance.

The CODM evaluates CaaS profitability using GAAP income before income taxes, which provides the most meaningful measure of the segment’s overall economic performance. Income before income taxes is used in the quarterly forecasting and budgeting process and in decisions regarding capital and personnel allocations.

The CaaS reportable segment includes the operations of three operating segments that have been aggregated based on the similarity of their products, services, management structures, and expected returns. CaaS includes private-label credit operations, general-purpose credit card receivables, and general-purpose credit card receivables acquired in connection with the Mercury acquisition. Through our bank partners, these operations provide financing solutions to consumers. We have no material long-lived assets located outside the United States, and all revenue is generated within the United States.

Segment revenues and expenses are the same as the corresponding consolidated amounts reported in the condensed consolidated statements of income, and segment assets are the same as consolidated total assets reported in the condensed consolidated balance sheets. Accordingly, no reconciliation of segment amounts to consolidated amounts is necessary.

The CODM is regularly provided with the consolidated expense information presented in the Company's condensed consolidated statements of income. Accordingly, the Company has not duplicated those amounts within this note.

5.	Shareholders’ Equity and Preferred Stock

During the three and nine months ended September 30, 2026 and 2025, we repurchased and contemporaneously retired  4,402 shares, 77,406 shares, 427 shares and 69,060 shares of our common stock at an aggregate cost of $0.4 million, $4.3 million, $0.0 million and $3.2 million, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

No shares of Series B Preferred Stock were repurchased in the three and nine months ended September 30, 2026 and 2025.

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

During the three and nine months ended September 30, 2026 and 2025, we sold  30,376 shares, 30,891 shares, 106,319 shares and 262,583 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of  $0.7 million, $0.7 million, $2.3 million and $5.8 million, respectively. During the three and nine months ended September 30, 2026 and 2025, we sold $12.5 million, $16.9 million, $5.6 million and $31.4 million, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $12.4 million, $16.7 million, $5.5 million and $30.8 million, respectively.

During the three and nine months ended September 30, 2026, we sold 152,132 common shares under the Company’s Common Stock ATM Program for net proceeds of $14.2 million. During the three and nine months ended September 30, 2025, we sold 0 shares and 200,000 shares for net proceeds of $0 and $11.6 million, respectively.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the  September 30, 2026 and  December 31, 2025 fair values and carrying amounts of (1) our assets that are carried at fair value in our condensed consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of September 30, 2026 (1)	Level 1	Level 2	Level 3	Carrying Amount of Assets
Loans at fair value	$—	$—	$6,903,165	$6,903,165

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

Assets – As of December 31, 2025 (1)	Level 1	Level 2	Level 3	Carrying Amount of Assets
Loans at fair value	$—	$—	$6,647,882	$6,647,882

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are carried at fair value in our condensed consolidated financial statements, gains and losses associated with fair value changes are detailed on our condensed consolidated statements of income as a component of Changes in fair value of loans. Variations in the three month U.S. Treasury bill rate over the measurement period are used to determine the portion of change in fair value considered to be attributable to changes in instrument-specific credit risk. These variations are applied to the period end discount rate we use to determine fair value. For our loans included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs. For the nine months ended September 30, 2026 and 2025, we estimate the portion of fair value changes considered to be attributable to changes in instrument-specific credit risk to be $(1.1) million and $8.9 million, respectively.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2026 and 2025:

	Loans at Fair Value
	2026		2025
Balance at January 1,		$6,647,882		$2,630,274
Acquisition of Mercury receivables at fair value		—		3,009,018
Changes in fair value of loans at fair value, included in earnings	$93,189		$5,087
Changes in fair value due to current period principal charge-offs, net of recoveries (1)	(897,129)		(460,074)
Changes in fair value due to current period finance and fee charge-offs (1)	(376,172)		(216,986)
Total Changes in fair value of loans (2)		(1,180,112)		(671,973)
Change in Contingent consideration and other purchase price adjustments (3)		(26,500)		—
Purchases		4,834,556		2,700,743
Finance and fees, added to the account balance		1,842,118		1,004,913
Settlements		(5,214,779)		(2,322,966)
Balance at September 30,(4)		$6,903,165		$6,350,009
Aggregate unpaid gross balance of loans carried at fair value		$7,128,353		$6,600,135
Change in unrealized losses for the period included in earnings (or changes in net assets) for assets held at the end of the period		$93,189		$5,087
(1)	Reflects the current period charge-offs (net of recoveries) of loans at fair value.
(2)	Total Changes in fair value of loans is included in our condensed consolidated statements of income.
(3)	Reflects changes to the fair value associated with Contingent consideration of $26.0 million and other purchase price adjustments. See below for more information.
(4)	As of September 30, 2026 and September 30, 2025, the aggregate unpaid principal balance included within loans at fair value was $6,587 million and $6,199 million, respectively.

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

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the  September 30, 2026 and  December 31, 2025 fair values and carrying amounts of both our liabilities carried at fair value and our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of September 30, 2026	Level 1	Level 2	Level 3	Carrying Amount of Liabilities
Bank partner fees	$—	$—	$20,774	$20,774
Contingent consideration	$—	$—	$14,000	$14,000
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$5,874,899	$5,747,172
Amortizing debt facilities	$—	$—	$5,156	$5,156
Senior notes, net	$319,833	$—	$393,720	$699,231

Liabilities – As of December 31, 2025	Level 1	Level 2	Level 3	Carrying Amount of Liabilities
Bank partner fees	$—	$—	$28,668	$28,668
Contingent consideration	$—	$—	$40,000	$40,000
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$5,947,697	$5,788,589
Amortizing debt facilities	$—	$—	$5,287	$5,287
Senior notes, net	$317,364	$—	$392,000	$698,562

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

For Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2026 and  September 30, 2025:

	Fair Value at			Fair Value at
	December 31, 2025	Acquisition of Mercury	Changes in fair value of liabilities, included in earnings	September 30, 2026
Bank partner fees	$28,668	$—	$(7,894)	$20,774
Contingent consideration	$40,000	$—	$(26,000)	$14,000

	Fair Value at			Fair Value at
	December 31, 2024	Acquisition of Mercury	Changes in fair value of liabilities, included in earnings	September 30, 2025
Bank partner fees	13,644	$9,194	$3,825	26,663
Contingent consideration	$—	$40,000	$—	$40,000

The following key unobservable assumptions were used in the fair value measurement of our liabilities carried at fair value:

	September 30, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
Bank partner fees
Customer Payment Rate	5.4% -10.3%	8.3%	5.7% - 10.1%	8.4%
Discount Rate	8.5% - 12.5%	9.8%	8.5% - 12.5%	9.7%

Contingent consideration
Charge-off rate	16.4%-21.8%	18.8%	16.2%-24.0%	19.8%
Charge-off volatility	15.0%	15.0%	15.0%	15.0%

Other Relevant Data

Other relevant data (in thousands) as of  September 30, 2026 and  December 31, 2025 concerning certain assets we carry at fair value are as follows:

	Loans at Fair Value Pledged as Collateral under Structured Financings
	As of September 30, 2026	As of December 31, 2025
Aggregate unpaid gross balance of loans carried at fair value	$7,128,353	$6,940,489
Aggregate unpaid principal balance included within loans at fair value	$6,586,876	$6,472,891
Aggregate fair value of loans at fair value	$6,903,165	$6,647,882
Aggregate fair value of loans at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$56,437	$57,624
Unpaid principal balance of loans at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$281,734	$330,032

8.	Variable Interest Entities

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$241.4	$209.6
Restricted cash and cash equivalents	105.6	117.6
Loans at fair value	6,682.8	6,522.9
Total Assets held by VIEs	$7,029.8	$6,850.1
Notes Payable, net held by VIEs	$5,747.6	$5,739.1

9.	Leases

We have operating leases primarily associated with our corporate offices, and ancillary office locations associated with our acquisition of Mercury. Additionally, we have operating leases for certain equipment. Our leases have remaining lease terms of 1 to 10 years, some of which include options, at our discretion, to extend the leases for additional periods generally on one-year revolving periods. Other leases allow for us to terminate the lease based on appropriate notification periods. For certain of our leased offices, we sublease a portion of the unoccupied space. The components of lease expense associated with our lease liabilities and supplemental cash flow information related to those leases were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost, gross	$902	$676	$2,892	$1,871
Sublease income	(26)	(25)	(76)	(74)
Net Operating lease cost	$876	$651	$2,816	$1,797
Cash paid under operating leases, gross	$1,140	$593	$3,395	$1,766

Weighted average remaining lease term - months	90	105
Weighted average discount rate	6.9%	7.1%

As of  September 30, 2026, scheduled payments of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2026 (Remainder of 2026)	$1,092	$(26)	$1,066
2027	4,087	(43)	4,044
2028	3,733	—	3,733
2029	3,765	—	3,765
2030	3,599	—	3,599
Thereafter	13,187	—	13,187
Total lease payments	29,463	(69)	29,394
Less imputed interest	(7,068)
Operating lease liabilities	$22,395

10.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of  September 30, 2026 and  December 31, 2025 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

					Outstanding as of
					September 30, 2026	December 31, 2025

Revolving credit facilities at a weighted average interest rate equal to 6.7% as of September 30, 2026 (7.1% as of December 31, 2025) secured by the financial and operating assets of certain receivables and restricted cash with a combined aggregate carrying amount of $7,537.1 million as of September 30, 2026 ($7,340.6 million as of December 31, 2025)

	Maturity date	Interest rate (4)	Amortization period (months) (5)	Committed capacity
Revolving credit facility (1) (2)	January 2028	Term SOFR plus 3.00%	—	50.0	—	—
Revolving credit facility (1) (2)	November 2026	Term SOFR plus 3.60%	—	75.0	46.6	74.6
Revolving credit facility (1) (2)	April 2028	Term SOFR plus 2.85%	—	40.0	18.8	12.2
Revolving credit facility (1) (2)	March 2028	Prime Rate	12	75.0	50.0	51.1
Revolving credit facility (1) (2) (3)	May 2030	Fixed 6.33%	18	325.0	325.0	325.0
Revolving credit facility (1) (2) (3)	August 2027	Term SOFR plus 1.80%-6.85%	12	158.3	—	31.7
Revolving credit facility (1) (2)	August 2027	Term SOFR plus 3.50%	—	25.0	—	—
Revolving credit facility, repaid in June 2026 (2) (3)	September 2029	Fixed 9.51%	18	—	—	300.0
Revolving credit facility (2) (3)	November 2029	Fixed 8.86%	18	250.0	250.0	250.0
Revolving credit facility (2) (3)	July 2030	Fixed 7.78%	18	100.0	100.0	100.0
Revolving credit facility (2) (3)	September 2029	Fixed 6.60%	18	200.0	200.0	200.0
Revolving credit facility (2) (3)	August 2028	Commercial paper rate (3.89%) plus 2.00%	18	200.0	—	100.0
Revolving credit facility (2) (3)	December 2030	Fixed 6.76%	18	350.0	350.0	350.0
Revolving credit facility (2) (3)	January 2031	Fixed 6.74%	18	125.0	125.0	125.0
Revolving credit facility (2) (3)	February 2030	Fixed 5.82%	18	200.0	200.0	200.0
Revolving credit facility (2) (3)	April 2029	Term SOFR plus 2.40%-7.80%	12	361.9	307.6	361.9
Revolving credit facility (2) (3)	July 2029	Commercial paper rate (3.88% as of December 31, 2025) plus 2.25% OR Term SOFR plus 8.15% based on class of notes	18	379.1	194.4	223.0
Revolving credit facility, repaid in May 2026 (2) (3)	July 2029	Fixed 7.46%	18	—	—	700.0
Revolving credit facility (2) (3)	April 2029	Commercial paper rate (3.88% as of December 31, 2025) plus 2.15% OR Term SOFR plus 8.50% dependent on class of notes	18	374.0	194.4	313.0
Revolving credit facility, repaid in April 2026 (2) (3)	June 2027	Term SOFR plus 2.00%-7.50%	12	—	—	500.0
Revolving credit facility (2) (3)	May 2031	Fixed 7.02%	18	300.0	300.0	300.0
Revolving credit facility (2) (3)	October 2031	Fixed 6.90%	18	500.0	500.0	500.0
Revolving credit facility (2) (3)	December 2031	Fixed 6.00%	18	750.0	750.0	750.0
Revolving credit facility (2) (3)	October 2033	Fixed 5.59%	18	100.0	100.0	—
Revolving credit facility (2) (3)	February 2032	Fixed 6.16%	18	365.0	365.0	—
Revolving credit facility (2) (3)	April 2029	Term SOFR plus 2.1%-6.50%	12	500.0	500.0	—
Revolving credit facility (2) (3)	June 2032	Fixed 5.61%	18	400.0	400.0	—
Revolving credit facility (2) (3)	January 2032	Fixed 6.83%	18	275.0	275.0	—
Revolving credit facility (2) (3)	September 2032	Fixed 7.65%	18	225.0	225.0	—
Revolving credit facility	July 2028	Term SOFR plus 3.00%	—	50.0	—	50.0
Revolving credit facility (1) (2)	April 2029	Term SOFR plus 2.50%	18	125.0	—	—

Other facilities
Other debt					5.2	5.3
Total notes payable before unamortized debt issuance costs and discounts					5,782.0	5,822.8
Unamortized debt issuance costs and discounts					(29.7)	(28.9)
Total notes payable outstanding, net					$5,752.3	$5,793.9

(1)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(2)	Loans are associated with VIEs. See Note 8, "Variable Interest Entities" for more information.
(3)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
(4)	For fixed rate debt instruments, interest rate is shown as a weighted average. Rates shown do not include the impact of the amortization of debt issuance costs or debt discounts.
(5)	Amortization period (months) reflects the scheduled paydown period prior to the stated Maturity date.

As of  September 30, 2026, the Prime Rate was 7.0% the Term Secured Overnight Financing Rate ("Term SOFR") was 3.9% and the Secured Overnight Financing Rate ("SOFR") was 3.9%.

Revolving loans in the table above may be drawn upon to the extent of outstanding eligible receivables. Revolving loans are also subject to some or all of the following affirmative covenants (among others): coverage ratios, leverage ratios, liquidity, eligibility, payment, delinquency, charge off or collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. As of  September 30, 2026, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In November 2021, we issued $150.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026 and currently have an outstanding balance of $115.5 million. We are amortizing fees associated with the issuance of the 2026 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and nine months ended September 30, 2026 and 2025 totaled $0.4 million, $1.0 million, $0.4 million and $1.1 million, respectively. We repurchased $6.7 million and $20.2 million of the outstanding principal amount of these 2026 Senior Notes in the three and nine months ended September 30, 2026. There were no repurchases for the same period in 2025.

In January and February 2024, we issued an aggregate of $57.2 million aggregate principal amount of 2029 Senior Notes. In July 2024, we issued an additional $60.0 million aggregate principal amount of the 2029 Senior Notes. The 2029 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2029 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2029 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2029 Senior Notes bear interest at the rate of 9.25% per annum. Interest on the 2029 Senior Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2029 Senior Notes will mature on January 31, 2029. We are amortizing fees associated with the issuance of the 2029 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and nine months ended September 30, 2026 and 2025 totaled $0.4 million, $1.1 million, $0.4 million, and $1.1 million, respectively.

In August 2025, we issued $400.0 million principal amount of 9.750% Senior Notes due 2030 (the "2030 Senior Notes"). The 2030 Senior Notes bear interest at the rate of 9.750% per annum. Interest on the 2030 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The 2030 Senior Notes will mature on September 1, 2030. We are amortizing fees associated with the issuance of the 2030 Senior Notes into interest expense over the expected life of such notes. Amortization of these fees for the three and nine months ended September 30, 2026 and 2025 totaled $0.2 million, $0.7 million, $0.1 million, and $0.1 million, respectively.

The 2026 Senior Notes, 2029 Senior Notes and 2030 Senior Notes are collectively included on our condensed consolidated balance sheet as "Senior Notes, net." See Note 5 "Shareholders' Equity and Preferred Stock" for more information.

11.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $7.9 billion at  September 30, 2026. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $33.0 million remains pledged as of  September 30, 2026 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of  September 30, 2026, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period when we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling with our issuing bank partners in a credit protection program, which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $288.1 million as of  September 30, 2026. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

Concentrations

We acquire all of our fair value receivables under agreements with three third-party originating institutions.

Our top five retail partnerships accounted for 86.8% of our private label receivables outstanding as of  September 30, 2026. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns, growth (or contraction) within retail locations and consumer application volumes that retail partners may direct to our bank partners versus competitors that offer similar financing products. During the three and nine months ended September 30, 2026 and 2025, we had receivable purchases from our top five retail partners of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Largest Retail Partners	2026	2025	2026	2025
1	$278.3	$337.5	$691.0	$874.1
2	$43.4	$36.9	$131.0	$113.4
3	$20.6	$19.7	$79.6	$58.3
4	$13.9	$17.9	$55.6	$53.1
5	$14.2	$14.5	$43.7	$49.1

Our general purpose credit card and private label credit receivables base is spread across individual consumers in the U.S. As of  September 30, 2026, only one state (Texas) had receivables concentration in excess of 10% of our total pool of receivables.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income from continuing operations attributable to controlling interests	$78,344	$22,892	$167,809	$81,610
Net income from discontinued operations	$17,006	$2,085	$21,435	$5,460
Preferred stock and preferred unit dividends and discount accretion	$(2,323)	$(2,307)	$(6,939)	$(8,103)
Net income attributable to common shareholders—basic	$93,027	$22,670	$182,305	$78,967
Effect of dilutive preferred stock dividends and discount accretion	$600	$600	$1,800	$1,800
Net income attributable to common shareholders—diluted	$93,627	$23,270	$184,105	$80,767
Denominator:
Basic (including unvested share-based payment awards) (1)	15,221	15,125	15,117	15,121
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,000	4,070	4,014	4,068
Diluted (including unvested share-based payment awards) (1)	19,221	19,195	19,131	19,189
Income from continuing operations attributable to common shareholders per common share— basic	$4.99	$1.36	$10.64	$4.85
Income from discontinued operations attributable to common shareholders per common share— basic	$1.12	$0.14	$1.42	$0.37
Net income attributable to common shareholders per common share—basic	$6.11	$1.50	$12.06	$5.22
Income from continuing operations attributable to common shareholders per common share—diluted	$3.99	$1.10	$8.50	$3.92
Income from discontinued operations attributable to common shareholders per common share—diluted	$0.88	$0.11	$1.12	$0.29
Net income attributable to common shareholders per common share—diluted	$4.87	$1.21	$9.62	$4.21

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 549,035 and 518,103 for the three and nine months ended September 30, 2026, respectively compared to the 363,134 and 362,440 shares for the three and nine months ended September 30, 2025.

There were no anti-dilutive stock options excluded from our net income attributable to controlling interests per share of common stock calculations for the three and nine months ended September 30, 2026 and 2025.

For the three and nine months ended September 30, 2026 and 2025, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 6, "Redeemable Preferred Stock," for a further discussion of these convertible securities.

13.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the "ESPP") and the Fourth Amended and Restated 2014 Equity Incentive Plan (the "Fourth Amended 2014 Plan"). Our ESPP provides that we may issue up to 500,000 shares of our common stock under the plan. Our Fourth Amended 2014 Plan provides that we may grant equity awards representing up to 5,750,000 options on or shares of our common stock to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of  September 30, 2026, 31,602 shares remained available for issuance under the ESPP and 1,668,840  shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vesting under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three and nine months ended September 30, 2026 and 2025.

Restricted Stock and Restricted Stock Units

During the three and nine months ended September 30, 2026 and 2025, we forfeited (net of grants) 2,740, and granted (net of forfeitures)  229,725, 8,632 and 65,782 shares of restricted stock and restricted stock units, respectively, with aggregate grant date fair values (net of forfeitures) of  $(0.1) million, $12.5 million, $0.3 million and $3.6 million, respectively. We incurred expenses of $2.4 million, $6.6 million, $0.9 million and $2.7 million during the three and nine months ended September 30, 2026 and 2025, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our condensed consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of  September 30, 2026, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $14.8 million with a weighted-average remaining amortization period of 2.6 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

The table below includes additional information about outstanding restricted stock and restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	403,721	$39.79
Issued	240,196	$54.43
Vested	(92,863)	$40.01
Forfeited	(10,471)	$56.56
Outstanding at September 30, 2026	540,583	$45.93

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	98,850	$39.61	—	$—
Issued	—	$—	—	$—
Exercised	(88,158)	$40.59	—	$—
Expired/Forfeited	(10,692)	$31.54	—	$—
Outstanding at September 30, 2026	—	$—	—	$—
Exercisable at September 30, 2026	—	$—	—	$—

No options were issued during the three and nine months ended September 30, 2026 and 2025. We had no unamortized deferred compensation costs associated with non-vested stock options at both  September 30, 2026 and  December 31, 2025. Upon exercise of outstanding options, the Company issues new shares.

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

We have evaluated subsequent events occurring after  September 30, 2026, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

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

On September 16, 2026, we completed the sale of our CAR Auto Finance operations (“CAR”) to an unaffiliated third party. CAR comprised our former Auto Finance segment. We concluded that the disposition represents a strategic shift that has had a major effect on our operations and financial results. Accordingly, the historical results of CAR are presented as discontinued operations for all periods presented, and have been excluded from the results of continuing operations discussed in this Management’s Discussion and Analysis. See Note 2, “Discontinued Operations,” to the condensed consolidated financial statements for additional information regarding the sale and the results of discontinued operations.

On September 11, 2025, the Company acquired all outstanding equity interests of Mercury, a leading data- and tech-centric credit card platform utilized by bank partners to provide credit cards to near-prime consumers in the U.S. The acquisition aligns with Atlanticus’ strategic objective to expand its consumer credit offerings and increase scale within its credit card operations. At the closing, Mercury became a wholly owned subsidiary of Atlanticus. The acquisition of Mercury added an established top 25 credit card program to the suite of programs that Atlanticus manages on behalf of bank partners. Mercury’s credit card offerings, including Mercury-branded and co-branded programs, complement Atlanticus’ general purpose credit card, retail credit, and patient financing products.

Credit as a Service Segment

Currently, within our CaaS segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $55 billion in consumer loans over more than 30 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit cards using the Fortiva and Curae brand names as well as merchant associated brands. Private label credit products associated with the healthcare space are generally issued under the Curae brand while all other retail partnerships, including those in consumer electronics, furniture, elective medical procedures, and home-improvement use the Fortiva brand or use our retail partners’ brands. General purpose credit cards use the Aspire, Imagine, Mercury and Fortiva brand names. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers.

Using our infrastructure and technology, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also, through our CaaS segment, we engage in testing and limited investment in consumer technology platforms as we seek to capitalize on our expertise and infrastructure. Additionally, we report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with notes receivable and equity investments previously made in consumer technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies as well as a note receivable associated with our sale of CAR. None of these companies are publicly-traded and the carrying value of our investment in these companies is not material. One of these companies, Fintiv Inc., has sued Apple, Inc., and Walmart, Inc. for patent infringement. Fintiv Inc. has approximately 150 patents related to secure money transfer on computer and mobile devices. The transaction volume in these areas has increased dramatically over the last five years. If Fintiv Inc. is successful in the patent litigation, there could be large exposure, including treble damages for these companies. The claimed losses sustained by this patent infringement are substantial and could be measured in the billions of dollars. Apple has vigorously contested the claims, and we expect it to continue doing so. In light of the uncertainty around these lawsuits, we will continue to carry these investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

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

Private Label Credit

Our bank partners work with both us and with our retail partners to provide financing options to retail consumers. These financing options vary by retail partner and consist of a range in APRs of 0.0% - 36.0% and a range in merchant fees of 0.0% - 65.0%. Merchant fees are paid to us by our retail partners to facilitate transactions between our retail partners and their consumers by connecting our bank partners with the retail partners’ consumers. The merchant fees vary by retail partner and are based on the value of the goods purchased from our retail partners and consider factors such as the consumer’s credit risk and the terms of our bank partners' related product offering. Merchant fees are paid to us by our retail partners at the time our bank partners remit funds to the retail partner for a consumer transaction. These merchant fees are used to enhance the overall return on receivables we acquire when contractual APRs or other terms are insufficient due to promotional or other below market pricing retail merchants may offer to consumers (such as 0% APR offers). These fees are recognized upon completion of our services, which coincides with the funding of the loan by our bank partners, in Consumer loans, including past due fees on our condensed consolidated statements of income. These merchant fees often offset the loss associated with the initial acquisition of the underlying receivable. As such, it is not always necessary for us to collect the aggregate unpaid gross balance of the underlying receivable to achieve desired returns.

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

General Purpose Credit Cards

We work closely with our bank partners to assist them in creating general purpose credit card offers. These offers have varying lines of credit ranging from $350 to $12,000, annual percentage rates (“APRs”) ranging from 20.0% to 36.0%, annual fees ranging from $0 to $175 and monthly maintenance fees ranging from $0 to $15. Working collaboratively with our bank partners, each offer our bank partners extend to a consumer is tailored based on the consumer’s individual risk profile. These offers include finance and fee structures designed to provide us with an adequate return on invested capital upon acquisition of any associated receivable. As a result, at the time an offer is extended to a consumer, the offer reflects market value and, when combined with other pooled receivables that have similar characteristics, would result in earnings associated with any upfront fees (such as annual or monthly maintenance fees) on the date of acquisition, net of any fair value assessment that may value the receivables at less than the gross amount of the receivable.

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

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2026	2025	from 2025 to 2026
Total operating revenue and other income	$775,934	$484,646	$291,288
Other non-operating income	(85)	7	(92)
Interest expense	(118,018)	(75,007)	43,011
Provision for credit losses	(1,466)	(555)	911
Changes in fair value of loans at fair value	(418,308)	(276,851)	141,457
Net margin	238,057	132,240	105,817

Gain on sale of word mark	27,500	—	27,500

Operating expenses:
Salaries and benefits	(25,622)	(16,863)	8,759
Card and loan servicing	(58,067)	(35,792)	22,275
Marketing and solicitation	(57,460)	(35,247)	22,213
Depreciation and amortization	(3,576)	(1,472)	2,104
Other	(17,167)	(13,291)	3,876
Total operating expenses:	(161,892)	(102,665)	59,227

Net income from continuing operations	$78,420	$22,503	$55,917
Net income from discontinued operations	$17,006	$2,085	$14,921
Net loss (income) attributable to noncontrolling interests	(76)	389	(465)
Net income attributable to controlling interests	$95,350	$24,977	$70,373
Net income attributable to common shareholders	$93,027	$22,670	$70,357

	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2026	2025	from 2025 to 2026
Total operating revenue and other income	$2,179,574	$1,204,648	$974,926
Other non-operating income	(21)	20	(41)
Interest expense	(363,493)	(175,153)	188,340
Provision for credit losses	(2,662)	(769)	1,893
Changes in fair value of loans at fair value	(1,180,112)	(671,973)	508,139
Net margin	633,286	356,773	276,513

Gain on sale of word mark	27,500	—	$27,500

Operating expenses:
Salaries and benefits	(79,062)	(43,282)	35,780
Card and loan servicing	(153,972)	(95,413)	58,559
Marketing and solicitation	(141,964)	(80,486)	61,478
Depreciation and amortization	(10,717)	(3,116)	7,601
Other	(52,764)	(28,510)	24,254
Total operating expenses:	(438,479)	(250,807)	187,672

Net income from continuing operations	$168,289	$80,540	$87,749
Net income from discontinued operations	$21,435	$5,460	$15,975
Net loss (income) attributable to noncontrolling interests	(480)	1,070	(1,550)
Net income attributable to controlling interests	$189,244	$87,070	$102,174
Net income attributable to common shareholders	$182,305	$78,967	$103,338

Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025

Total operating revenue and other income. Total operating revenue and other income consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other revenues associated with credit products, including annual and merchant fees and 3) interchange and servicing income on loan portfolios and other customer related fees.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased to $7,128.4 million as of September 30, 2026, from $6,600.1 million as of September 30, 2025. We experienced growth in total operating revenues and other income for both our general purpose credit card and our private label credit receivables for the three and  nine months ended September 30, 2026, when compared to the same period in 2025. These increases were primarily due to continued growth in both new credit card and private label customers serviced as total active accounts increased by 847 thousand as of September 30, 2026 compared to September 30, 2025. This growth in customers served resulted in an increase in substantially all finance and fee categories from the same period in 2025. Additionally, Mercury contributed growth of $205.3 million and $669.6 million for the three and nine months ended September 30, 2026, respectively in Total operating revenue and other income when compared to the same periods in 2025.

The relative mix of receivable acquisitions can lead to some variation in our corresponding revenue as general purpose credit card receivables typically generate higher gross yields than private label credit receivables do. We experienced period-over-period increases in private label credit and general purpose credit card receivables. During 2025, we experienced higher growth rates for our private label credit receivables than for our general purpose credit card receivables. While the products are designed to provide for similar net returns, private label credit receivables typically generate lower gross yields and lower gross losses than our general purpose credit card receivables. As our private label credit receivables growth is typically strongest during the second and third quarters of each year, we expect seasonal contraction in receivable acquisitions for that portfolio in other quarters. Growth in our general purpose credit card receivables is expected to continue throughout 2026 and to outpace growth in our private label credit receivables as we continue to expand our marketing efforts. We currently expect our private label credit receivable balance to increase modestly in 2026 as volumes of receivables acquisitions, for which we have limited loss exposure due to agreements with retail partners are expected to slow.  Additionally, as part of our acquisition of Mercury, we continue to enact a number of product, policy and pricing changes on the newly acquired portfolio of general purpose credit card receivables. We expect these changes to result in increased yield for this portfolio and result in additions to our Total operating revenue and other income in 2026 and beyond. Certain of the product, policy and pricing changes, and their impact on the acquisition of new receivables, will take several quarters to be fully realized.

Future periods’ growth is dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and the level of marketing investment for the general purpose credit card operations. Other revenue on our condensed consolidated statements of income consists of servicing income, service charges and other customer related fees. Growth in customer related fees was largely due to the use of new marketing channels which increased customer engagement with these products. When coupled with increases in interchange revenues, which are largely impacted by growth in our receivables, this resulted in an increase in this category of revenues for the three and nine months ended September 30, 2026, when compared to the same periods in 2025. See Note 3, "Significant Accounting Policies and Condensed Consolidated Financial Statement Components" to our condensed consolidated financial statements for additional information related to this revenue from contracts with customers. Interchange fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. Additionally, we receive network incentives for credit card transactions, associated with accounts we service, processed through interchange networks. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. The above discussions on expectations for finance, fee and other income are based on our current expectations.

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

Interest expense. Variations in interest expense are due to new borrowings and increased costs of capital associated with growth in private label credit and general purpose credit card receivables as evidenced within Note 10, "Notes Payable," to our condensed consolidated financial statements, as well as the addition of Mercury and its associated collateralized borrowings. This growth was partially offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased to $5,747.1 million as of September 30, 2026, from $5,297.3 million as of September 30, 2025. Interest expense increased $43.0 million and $188.3 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. The majority of this increase in interest expense relates to the addition of Mercury and its associated debt, growth in multiple credit facilities in 2025 associated with expansion of our card and loan receivables, and the issuance of $400.0 million aggregate principal amount of 9.750% Senior Notes due 2030 (the "2030 Senior Notes"). Increases in the effective interest rates on debt have impacted our interest expense as we have raised additional capital (or replaced existing facilities) over the last two years. We anticipate additional debt financing over the next few quarters as we continue to grow our receivables. As such, and when coupled with the interest expense associated with the acquired Mercury debt facilities, we expect our quarterly interest expense to increase compared to prior periods throughout 2026.

Changes in fair value of loans. We experienced losses in our total Changes in fair value of loans of $418.3 million and  $1,180.1 million for the three and nine months ended September 30, 2026. This compares to losses of $276.9 million and $672.0 million for the three and nine months ended September 30, 2025. Changes in fair value of loans includes 1) current period principal and finance charge-offs of fair value receivables, 2) the normal accretion (or amortization) of fair value related to prior period finance charges and fees less than (or in excess of) the contractual amounts billed, which is recognized in revenue during the period, and offset by gains typically recognized in current period earnings as the fair value of finance charges and fees is greater than the contractual amounts billed during a period, 3) losses on acquisitions of our private label credit receivables, 4) the impact of changes in the fair value assumptions underlying receivables at the end of the measurement period and 5) the impact of changes in the fair value of Contingent consideration and other purchase price adjustments on our acquired portfolio of receivables from our acquisition of Mercury. The increase in losses in Changes in fair value of loans for the three and nine months ended September 30, 2026 when compared to the three and nine months ended September 30, 2025, was largely due to increases in charge-offs on our underlying receivables. Additionally, we experienced an increase in the net positive impacts of Changes in fair value of loans at fair value, included in earnings, which offset charge-offs incurred during the period. These impacts totaled $15.3 million and $93.2 million for the three and nine months ended September 30, 2026, compared to ($45.0) million and $5.1 million for the three and nine months ended September 30, 2025. Results impacting the $15.3 million and $93.2 million in Changes in fair value of loans at fair value, included in earnings for the three and nine months ended September 30, 2026 compared to ($45.0) million and $5.1 million for the three and nine months ended September 30, 2025, are as follows: 1) net gains of $24.4 million and $76.7 million for the three and nine months ended September 30, 2026, associated with the normal (net) accretion of fair value related to finance charges and fees, which is recognized in revenue during the period, and gains typically recognized in earnings as the fair value of certain finance charges and fees is greater than the contractual amounts billed during a period (compared to $37.8 million and $95.0 million of such gains for the three and nine months ended September 30, 2025), 2) net losses of $27.7 million and $91.1 million for the three and nine months ended September 30, 2026, on the acquisition of private label credit receivables, which often have below market pricing and for which we often receive merchant fees which ensure we earn adequate returns (compared to $48.5 million and $134.2 million of such losses for the three and nine months ended September 30, 2025), 3) net gains of $10.6 million and $81.1 million for the three and nine months ended September 30, 2026 (compared to ($34.3) million and $44.3 million of such (losses)/gains for the three and nine months ended September 30, 2025) related to favorable changes for the quarter ended September 30, 2026 in fair value assumptions. These favorable assumption changes for the third quarter of 2026 were largely due to improvements in customers served and continued favorable performance of our Mercury portfolio which was acquired at a lower fair value than our existing portfolio of credit card receivables. Additionally, our Changes in fair value of loans at fair value in the third quarter of 2026 were impacted by an additional $8.0 million and $26.5 million in gains related to reductions in the fair value of Contingent consideration and other purchase price adjustments associated with our acquisition of Mercury for the three and nine months ended September 30, 2026, respectively. As we account for the purchase of Mercury as an asset acquisition, this reduction in Contingent consideration and other purchase price adjustments resulted in an adjustment to the allocated value (and fair value thereon) of the acquired receivables. Offsetting these improvements in Changes in fair value of loans were increases in principal and finance charge-offs (net of recoveries), which totaled $433.6 million and $1,273.3 million for the three and nine months ended September 30, 2026, respectively compared to $231.8 million and $677.1 million for the three and nine months ended September 30, 2025, respectively. These charge-offs increased period-over-period primarily due to increases in our acquisitions of managed receivables although the increase was offset due to the improved performance in both our private label credit and general purpose credit card delinquency rates over the past several quarters as well as changes to our relative mix of receivables that include significant increases in the acquisition of private label credit receivables for which we have limited loss exposure due to agreements with retail partners (see additional discussion related to delinquencies and charge-offs below).

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

Gross yield, net of finance charge charge-offs – We utilize gross yield, net of finance charge charge-offs in our fair value assessments to best reflect the expected net collected yield on fee billings on our receivables. As the size and composition of our portfolio fluctuates, or as we experience periods of growth or decline in our acquisition of new receivables, this rate can fluctuate. We have experienced marginal declines in our weighted-average, Gross yield, net of finance charge charge-offs rate used in our fair value calculations of our private label credit receivables as of September 30, 2026, when compared to rates used as of September 30, 2025 largely due to increased acquisitions of receivables associated with private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. Largely offsetting this decline in yield, our general purpose credit card receivables experienced an increase in this same rate for the noted periods due to changes in the mix of receivables acquired towards higher yielding assets which partially contributed to the net $15.3 million and $93.2 million of net gains noted above for the three and nine months ended September 30, 2026. This change in mix of acquired receivables will continue to positively impact both newly acquired and existing private label credit receivables and general purpose credit card receivables throughout 2026. We expect our gross yield, net of finance charge charge-offs rate to increase over time although the pace and timing of purchases for new general purpose credit card receivables, relative to those of private label credit receivables, could result in near term declines in this rate. The acquisition of private label credit receivables, particularly those noted above, is largely seasonal in nature, peaking in the second and third quarters of each year. As a result, we would expect this weighted average rate to decrease in those periods (as was noted during the second and third quarters of 2026 and the second and third quarters of 2025) absent the offset of our higher yielding general purpose credit card receivables acquired during the same period. While our bank partners have enacted some product, policy, and pricing changes on our portfolio of receivables associated with our acquisition of Mercury, some of these changes have not yet been fully implemented and will take several quarters to be fully realized

Payment Rate – Our CaaS managed receivables portfolio payment rate has declined marginally over time largely due to the increased relative weight of acquisitions of private label credit receivables to our overall pool of receivables and did not contribute meaningfully to shifts in the fair value of receivables noted above. While the addition of receivables associated with the Mercury acquisition muted this decline in 2026, private label credit receivables tend to include less finance and fee billings that factor into monthly payment amounts (due to associated merchant fee billings that provide us adequate returns on the receivables) and have payment terms that extend over longer periods. As a result, payment rates on private label credit receivables are naturally lower than those associated with our general purpose credit card receivables. This was particularly influenced by strong growth in the aforementioned private label credit receivables acquired during the second and third quarters of 2025 and 2026 that have limited loss exposure and tend to have longer associated terms and lower effective payment rates. This decline in payment rates is not evident in our credit card portfolio, which has maintained relatively stable payment rates for all periods in 2025 and 2026.

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

Expected Net Principal Credit Loss Rate – Our Expected net principal credit loss rate is chiefly impacted by the relative makeup of receivables within our pools rather than changes in expected performance of those underlying pools. As we have acquired a higher number of receivables associated with our private label credit accounts for which we have limited loss exposure due to agreements with retail partners, particularly those acquired in the second and third quarters of 2025 and 2026, our Expected net principal credit loss rate has decreased. Offsetting this, while expected net principal credit loss rates associated with our general purpose credit card receivables have shown continued overall improvements as evidenced by delinquency rates period-over-period, recent strong growth in this portfolio of receivables associated with newer serviced accounts has offset some of the decline to our Expected Net Principal Credit Loss Rate as these receivables associated with newer accounts continue to season and make up a larger percentage of the overall receivables portfolio. With growth in the acquisition of our general purpose credit receivables with slightly higher loss rates expected to exceed those associated with private label credit, particularly those noted above with limited loss exposure, we expect this weighted average rate to increase marginally over the next several quarters. This decline in the Expected Net Principal Credit Loss Rate is included as a component of the net $15.3 million and $93.2 million of gains in Changes in fair value of loans at fair value noted above.

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

Gain on sale of word mark. Included in Gain on sale of word mark is our September 30, 2026 sale and assignment of the MERCURY word mark and certain related intellectual property rights to an unaffiliated third party for $27.5 million in cash. The transaction did not include the underlying consumer credit card receivables associated with the Mercury-branded program, which remain with the Company.

As part of the transaction, the purchaser granted us a non-exclusive, royalty-free license to, on behalf of our bank partner, solicit new credit card consumers using the MERCURY word mark and related intellectual property. This royalty-free license continues for a period of 12 months following the sale. Thereafter, for a period of up to five additional years, we may continue to use the brand to service legacy accounts and satisfy continuing operational, legal and regulatory obligations.

Total operating expenses. Total operating expenses variances for the three and nine months ended September 30, 2026, relative to the three and nine months ended September 30, 2025, reflect the following:

•

increases in salaries and benefit costs related to both the growth in the number of employees, including those added as part of our acquisition of Mercury, and increases in related compensation. We expect a continued increase in salaries and benefits for 2026 compared to comparable periods in 2025 due to this acquired workforce;

•	increases in card and loan servicing expenses for both the three and nine months ended September 30, 2026 due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew to $7,128.4 million outstanding from $6,600.1 million outstanding at September 30, 2026 and September 30, 2025, respectively, and costs associated with the implementation of product, policy, and pricing changes. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow in 2026 commensurate with growth in our receivables;
•	increases in marketing and solicitation costs for both the three and nine months ended September 30, 2026, primarily due to quarterly growth in both new credit card and private label customers serviced, the total active accounts of which increased 847 thousand as of September 30, 2026 when compared to September 30, 2025. These increases in marketing and solicitation costs are a direct result of the increased costs associated with assisting our bank partners to acquire new consumers. As we continue to adjust our underwriting standards to reflect changes in fee and finance assumptions on new receivables, continue to expand under our newly acquired Mercury brand and allow for overall increases in the cost to successfully market to consumers, we expect period-over-period marketing costs for 2026 to increase relative to those experienced in 2025, although the frequency and timing of increased marketing efforts could vary and are dependent on macroeconomic factors such as national unemployment rates and federal funds rates; and

•

increases in other expenses for both the three and nine months ended September 30, 2026, primarily related to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including occupancy, legal and travel expenses can be variable based on growth and have grown as we expand our marketing and growth efforts. Increases in this category for the three and nine months ended September 30, 2026, when compared to the same period in 2025 primarily relate to ongoing increased costs associated with accounting and legal expenses as well as certain increased costs associated with our Mercury acquisition. While we expect some continued increase in these associated costs as we continue to grow our receivable portfolios, we do not anticipate the increase to be meaningful.

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

Income Taxes.

Continuing Operations: We experienced effective tax rates of 24.4% on income from continuing operations for both the three and nine months ended September 30, 2026; this compares with effective tax rates of 23.5% and 23.7% on income from continuing operations for the three and nine months ended September 30, 2025, respectively.

Our effective tax rates for the three and nine months ended September 30, 2026, on income from continuing operations are above the statutory rate principally due to (a) our state income tax expense, including the effects of law changes enacted in the nine months ended September 30, 2026, in certain states in which we operate and (b) the tax effects of deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986 as amended (the “Code”) with respect to compensation paid to our covered employees. Offsetting the foregoing items were the favorable tax effects of (a) deductions associated with the exercises of stock options and the vesting of restricted stock at the times when the fair value of our stock exceeded such share-based awards’ grant date values and (b) federal tax credits.

Our effective tax rates for the three and nine months ended September 30, 2025, are above the statutory rate principally due to (a) our state and foreign income tax expense, including the effects of law changes enacted in the nine months ended September 30, 2025, in certain states in which we operate and (b) the tax effects of deduction disallowance under Section 162(m) of the Internal Revenue Code of 1986 as amended (the “Code”) with respect to compensation paid to our covered employees. Offsetting the foregoing items were the favorable tax effects of (a) deductions associated with the exercises of stock options and the vesting of restricted stock at the times when the fair value of our stock exceeded such share-based awards’ grant date values and (b) amounts characterized in our condensed consolidated financial statements as dividends on preferred stock (which was outstanding until its redemption in the first quarter of 2025), such amounts which constituted deductible interest expense on debt for tax purposes.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions to the extent such liabilities have not been favorably resolved thereby resulting in interest expense reversals) within our income tax line item on our consolidated statements of income.  Such interest expense was de minimis in the three and nine months ended September 30, 2026. It was also de minimis in the three months ended September 30, 2025, and was $0.1 million for the nine months ended September 30, 2025.

Discontinued Operations: We experienced effective tax rates of 24.0% and 25.0% on discontinued operations for the three months and nine months ended September 30, 2026, respectively, compared to 29.0% and 28.3% for the three months and nine months ended September 30, 2025, respectively. The sale of our discontinued operation resulted in a pre-tax gain of $20.1 million for the three and nine months ended September 30, 2026.

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

These non-GAAP financial measures reflect the performance of our continuing CaaS operations and exclude the historical results of CAR, which are presented as discontinued operations.

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

The following discussion of our managed receivables includes the aforementioned acquisition of Mercury and its portfolio of general purpose credit card receivables. Mercury’s operating results are included for all periods subsequent to the September 11, 2025 acquisition date, and the acquired receivables are included in the denominator of the applicable ratios for those periods.

Below is the reconciliation of Loans at fair value to Total managed receivables:

	At or for the Three Months Ended
	2026			2025				2024
(in Millions)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Loans at fair value	$6,903.2	$6,658.7	$6,452.1	$6,647.9	$6,350.0	$3,004.7	$2,668.5	$2,630.3
Fair value mark against receivable (1)	225.2	232.5	272.8	305.5	250.1	41.8	37.8	94.5
Total managed receivables (2)	$7,128.4	$6,891.2	$6,724.9	$6,953.4	$6,600.1	$3,046.5	$2,706.3	$2,724.8
Fair value to Total managed receivables ratio (3)	96.8%	96.6%	95.9%	95.6%	96.2%	98.6%	98.6%	96.5%

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

A reconciliation of our operating revenues and other income, net of finance and fee charge-offs, to comparable amounts used in our calculation of Total managed yield ratios is as follows:

	At or for the Three Months Ended
	2026			2025				2024
(in Millions)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Consumer loans, including past due fees	$564.0	$535.5	$519.9	$528.7	$331.7	$267.2	$238.5	$242.1
Fees and related income on earning assets	159.7	150.5	110.1	155.8	122.5	94.3	78.3	83.8
Other revenue	52.2	48.2	39.4	39.5	30.4	23.0	18.7	17.5
Total operating revenue and other income - CaaS Segment	775.9	734.2	669.4	724.0	484.6	384.5	335.5	343.4
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(15.1)	(13.4)	9.6	(6.1)	(16.0)	(26.6)	0.1	0.7
Adjustments due to acceleration of annual fees recognition under fair value accounting	(19.5)	(7.1)	9.6	(8.3)	(24.4)	(8.8)	(4.2)	(10.5)
Removal of finance charge-offs	(130.1)	(131.4)	(114.7)	(114.1)	(78.8)	(68.2)	(70.0)	(64.9)
Total managed yield	$611.2	$582.3	$573.9	$595.5	$365.4	$280.9	$261.4	$268.7

The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2026			2025				2024
(in Millions)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Charge-offs on loans at fair value	$433.6	$433.3	$406.4	$377.9	$231.8	$211.8	$233.5	$213.1
Finance charge-offs (1)	(130.1)	(131.4)	(114.7)	(114.1)	(78.8)	(68.2)	(70.0)	(64.9)
Combined principal net charge-offs	$303.5	$301.9	$291.7	$263.8	$153.0	$143.6	$163.5	$148.2

(1)	Finance charge-offs are included as a component of our Changes in fair value of loans in the accompanying condensed consolidated statements of income.

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

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2026						2025
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$7,128,353		$6,891,217		$6,724,913		$6,953,445
30-59 days past due	$214,858	3.0%	$190,035	2.8%	$195,749	2.9%	$206,249	3.0%
60-89 days past due	$191,438	2.7%	$161,049	2.3%	$169,032	2.5%	$188,321	2.7%
90 or more days past due	$450,850	6.3%	$449,382	6.5%	$472,571	7.0%	$445,475	6.4%
Average managed receivables	$7,009,785		$6,808,065		$6,839,179		$6,776,790
Total managed yield ratio, annualized (1)	34.9%		34.2%		33.6%		35.1%
Combined principal net charge-off ratio, annualized (2)	17.3%		17.7%		17.1%		15.6%
Interest expense ratio, annualized (3)	6.7%		7.2%		7.2%		7.4%
Net interest margin ratio, annualized (4)	10.9%		9.3%		9.3%		12.1%

	At or for the Three Months Ended
	2025						2024
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$6,600,135		$3,046,477		$2,706,264		$2,724,782
30-59 days past due	$179,339	2.7%	$100,472	3.3%	$89,132	3.3%	$104,022	3.8%
60-89 days past due	$158,201	2.4%	$85,611	2.8%	$84,559	3.1%	$97,953	3.6%
90 or more days past due	$374,650	5.7%	$210,925	6.9%	$233,205	8.6%	$253,511	9.3%
Average managed receivables	$4,823,306		$2,876,371		$2,715,523		$2,689,447
Total managed yield ratio, annualized (1)	30.3%		39.1%		38.5%		40.0%
Combined principal net charge-off ratio, annualized (2)	12.7%		20.0%		24.1%		22.0%
Interest expense ratio, annualized (3)	6.2%		7.4%		6.9%		6.5%
Net interest margin ratio, annualized (4)	11.4%		11.7%		7.5%		11.5%

(1)	The Total managed yield ratio, annualized is calculated using the annualized total managed yield as the numerator and period-end average managed receivables as the denominator.
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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands):

	Private Label Credit - At or for the Three Months Ended
	2026						2025
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,987,223		$1,911,515		$1,787,036		$1,856,811
30-59 days past due	$36,789	1.9%	$34,003	1.8%	$39,482	2.2%	$37,727	2.0%
60-89 days past due	$31,760	1.6%	$27,634	1.4%	$23,626	1.3%	$33,588	1.8%
90 or more days past due	$77,597	3.9%	$89,683	4.7%	$67,136	3.8%	$74,940	4.0%
Average APR	9.7%		10.3%		11.4%		9.6%
Receivables purchased during period	$385,604		$424,714		$257,681		$413,988

	Private Label Credit - At or for the Three Months Ended
	2025						2024
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$1,725,708		$1,524,399		$1,253,215		$1,231,750
30-59 days past due	$30,336	1.8%	$29,981	2.0%	$27,166	2.2%	$33,664	2.7%
60-89 days past due	$25,988	1.5%	$23,745	1.6%	$23,938	1.9%	$29,297	2.4%
90 or more days past due	$62,066	3.6%	$58,146	3.8%	$67,414	5.4%	$75,294	6.1%
Average APR	9.4%		10.3%		11.9%		12.9%
Receivables purchased during period	$436,711		$506,738		$265,360		$241,442

	General Purpose Credit Card - At or for the Three Months Ended
	2026						2025
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$5,141,130		$4,979,702		$4,937,877		$5,096,634
30-59 days past due	$178,069	3.5%	$156,032	3.1%	$156,267	3.2%	$168,522	3.3%
60-89 days past due	$159,678	3.1%	$133,415	2.7%	$145,405	2.9%	$154,733	3.0%
90 or more days past due	$373,252	7.3%	$359,699	7.2%	$405,435	8.2%	$370,535	7.3%
Average APR	30.4%		30.1%		28.9%		28.2%
Receivables purchased during period	$1,385,083		$1,287,520		$1,093,300		$1,347,982

	General Purpose Credit Card - At or for the Three Months Ended
	2025						2024
	Sep. 30		Jun. 30		Mar. 31		Dec. 31
	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables	Managed Receivables	% of Period-end managed receivables
Period-end managed receivables	$4,874,427		$1,522,078		$1,453,049		$1,493,032
30-59 days past due	$149,003	3.1%	$70,490	4.6%	$61,966	4.3%	$70,358	4.7%
60-89 days past due	$132,214	2.7%	$61,866	4.1%	$60,621	4.2%	$68,656	4.6%
90 or more days past due	$312,584	6.4%	$152,779	10.0%	$165,791	11.4%	$178,216	11.9%
Average APR	28.7%		29.4%		28.7%		28.6%
Receivables purchased during period	$701,557		$442,957		$347,550		$370,269

The following discussion relates to the tables above.

Managed receivables levels. We continue to experience overall period-over-period quarterly receivables growth with over $528.2 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners between September 30, 2026 and September 30, 2025. The increased purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $261.5 million in the twelve months ended September 30, 2026 primarily related to seasonal expansion with one of our retail partners. The seasonal expansion with this retail partner tends to peak in the second and third quarters of each year. Our general purpose credit card receivables grew by $266.7 million during the twelve months ended September 30, 2026. Some of our larger merchant partners have expanded their relationships with us and our bank partner, which resulted in an increased flow of acquired receivables. While we currently expect continued period-over-period quarterly growth in our general purpose credit card receivables, we expect purchases associated with the above mentioned retail partner to moderate, resulting in modest increases in expected period-over-period retail receivables. Growth in future periods receivables is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partners, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for 86.8% of our private label credit receivables outstanding as of September 30, 2026. The volume of receivables purchased each period varies based on a number of factors, including seasonal consumer purchase patterns and growth (or contraction) within merchant retail locations. Further impacting receivable purchase amounts in a period are consumer application volumes that retail partners may direct to our bank partners versus competitors who offer similar financing products to those retail merchant partners. See Note 11, "Commitments and Contingencies," to our condensed consolidated financial statements included herein for further discussion of these concentrations.

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

We expect our recent overall combined principal net charge-off ratios to continue to marginally improve for the remainder of 2026. These charge-off rates are expected to return to historically normalized levels in 2027, adjusted for the change in mix of acquired receivables discussed above, and will benefit from planned growth in the underlying receivables which we expect will further reduce our combined principal net charge-off ratio. Our charge-off ratio has also been impacted by (and will continue to be impacted by): (1) higher expected charge-off rates on certain private label credit and general purpose credit card receivables associated with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, leading to periodic increases in combined principal net charge-offs, and (3) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of inflation pressures. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment. This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt as well as the addition of new funding facilities. Historically, we obtained lower cost financing with fixed interest rates, resulting in lower interest expense ratios. Increases in the federal funds borrowing rates have led to an increase in interest rates for newly-originated debt and for that portion of debt which does not have fixed rates. As such, we have seen our Interest expense ratio, annualized increase in all periods presented and we expect the Interest expense ratio to marginally increase, relative to corresponding periods in prior periods, as we replace existing financing arrangements with new ones at a higher cost of capital. The addition of debt assumed as part of the Mercury acquisition will also contribute to our Interest expense ratio, annualized.

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

Average APR. The average annual percentage rate ("APR") charged to customers varies by receivable type, credit history and other factors. The APRs for receivables originated through our private label credit platform range from 0.0% to 36.0%. For general purpose credit card receivables, APRs range from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. Our average APRs for general purpose credit card receivables remained largely consistent throughout 2025 with some modest increases noted resulting from the aforementioned mix shift in yield characteristics of acquired receivables. We expect some continued improvements in our general purpose credit card receivable average APRs as newly acquired receivables with higher APRs become a larger part of our overall portfolio of receivables. Our average APRs for private label credit fell in 2025 due to a change in the overall portfolio mix towards private label credit receivables acquired that tend to have lower effective yields but also for which we have limited loss exposure due to agreements with retail partners. As the relative pace of acquisition for some lower effective yield assets has moderated, we have noted some improvement in our retail overall effective yields. We expect this declining trend in Average APR to abate in 2026 with planned higher growth rates in our general purpose credit card receivables, however, the timing and relative mix of receivables acquired could cause some minor fluctuations. We do not acquire or service receivables that have an APR above 36.0%.

Receivables purchased during period. Receivables purchased during period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For 2025 we noted increases in the amount of receivables purchased associated with our general purpose credit card and Mercury receivables and also a larger increase in receivables purchased associated with our private label credit receivables. This growth in Private Label Credit Receivables purchased primarily relates to growth in purchases associated with our largest retail partner. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our issuing bank partners. Private label credit receivable acquisitions in 2026 were slightly behind those in similar quarters of 2025. As discussed above, some retail partner programs moderated in the third quarter of 2026 which resulted in slower receivable acquisitions during that period, when compared to the same period in 2025. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our issuing bank partners. As a result, the timing of new receivable acquisitions, particularly as it relates to general purpose credit cards, could be impacted in the short term. Nonetheless, we expect continued growth in the acquisition of these general purpose credit card receivables for the remainder of 2026. The acquisition of Mercury and its portfolio of general purpose credit card receivables is also expected to result in additional receivable acquisitions in future quarters as our bank partner continues to market to new consumers.

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

Combined principal net charge-off ratio, annualized. Represents an annualized fraction, the numerator of which is the aggregate consolidated amounts of principal losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers, less current-period recoveries, as reflected in Note 7 "Fair Values of Assets and Liabilities" and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from consumers and proceeds received from the sale of those charged-off receivables. Recoveries typically have represented less than 5% of average managed receivables.

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

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our condensed consolidated balance sheets. Facilities that could represent near-term and longer-term refunding or refinancing needs as of September 30, 2026 are those associated with the following notes payable and senior notes in the amounts indicated (in millions):

Other debt	$5.2
Revolving credit facility (expiring November 2026) that is secured by certain receivables and restricted cash	46.6
2026 Senior notes	115.5
Total short term refinancing needs (within 12 months)	$167.3
Revolving credit facility (expiring March 2028) that is secured by certain receivables and restricted cash	50.0
Revolving credit facility (expiring April 2028) that is secured by certain receivables and restricted cash	18.8
2029 Senior notes	197.9
2030 Senior notes	400.0
Total long term refinancing needs (in excess of 12 months)	$666.7

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

In November 2021, we issued $150.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The 2026 Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the 2026 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The 2026 Senior Notes bear interest at the rate of 6.125% per annum. Interest on the 2026 Senior Notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The 2026 Senior Notes will mature on November 30, 2026 and currently have an outstanding balance of $115.5 million. We repurchased $6.7 million and $20.2 million of the outstanding principal amount of these 2026 Senior Notes in the three and nine months ended September 30, 2026. There were no repurchases for the same period in 2025.

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

In August 2025, we issued $400.0 million principal amount of 9.750% Senior Notes due 2030 (the "2030 Senior Notes"). The 2030 Senior Notes bear interest at the rate of 9.750% per annum. Interest on the 2030 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The 2030 Senior Notes will mature on September 1, 2030.

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

During the three and nine months ended September 30, 2026 and 2025, we sold 30,376 shares, 30,891 shares, 106,319 shares and 262,583 shares, respectively, of our Series B preferred stock under our Preferred Stock ATM Program for net proceeds of $0.7 million, $0.7 million, $2.3 million and $5.8 million, respectively. During the three and nine months ended September 30, 2026 and 2025, no 2026 Senior Notes were sold under the Company's Preferred Stock ATM Program. During the three and nine months ended September 30, 2026 and 2025, we sold $12.5 million, $16.9 million, $5.6 million and $31.4 million, respectively, principal amount of our 2029 Senior Notes under our Preferred Stock ATM Program for net proceeds of $12.4 million, $16.7 million, $5.5 million and $30.8 million, respectively.

During the three and nine months ended September 30, 2026, we sold 152,132 common shares under the Company’s Common Stock ATM Program for net proceeds of $14.2 million. During the three and nine months ended September 30, 2025, we sold 0 shares and 200,000 shares for net proceeds of $0 and $11.6 million, respectively.

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

At September 30, 2026, we had $736.1 million in cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the nine months ended September 30, 2026 and 2025 are as follows:

•	During the nine months ended September 30, 2026, we generated $816.5 million of cash flows from operations compared to our generation of $371.7 million of cash flows from operations during the nine months ended September 30, 2025. While payment rates for our consumers stayed consistent period-over-period, we experienced an increase in cash provided by operating activities principally related to finance and fee collections associated with growing private label credit and general purpose credit card receivables. Most of this change was due to growth in the underlying receivables (and collections thereon) along with higher yielding receivables effectively increasing the minimum payment amounts required by consumers. Operating activities also included $21.0 million and $16.6 million of net cash used by discontinued operations for the periods ended September 30, 2026 and 2025, respectively.
•

During the nine months ended September 30, 2026, we used  $787.7 million of cash in our investing activities, compared to the use of $1,027.3 million of cash from investing activities during the nine months ended September 30, 2025. This decrease in cash used is primarily due to marginal decreases in the level of net investments in private label credit and general purpose credit card receivables relative to the same period in 2025, increases in recoveries associated with sales of charged off receivables (corresponding to an increase in charge offs for the period), and a reduction in property and equipment purchases from $4.8 million in the prior-year period to $0.4 million in the current-year period. For the nine months ended September 30, 2026, we purchased $4,689.3 million in private label and general purpose credit card receivables compared to $2,550.5 million for the nine months ended September 30, 2025. Offsetting these purchases were collections of $3,737.8 million and $1,537.4 million for the nine months ended September 30, 2026 and 2025, respectively. As we continue to grow our receivables base, we expect purchases of new receivables to outpace payments thereon throughout 2026. Also impacting period-over-period results were one time impacts including: the use of $72.9 million in 2025 associated with our acquisition of Mercury. Included in cash used in investing activities is $78.7 million (inclusive of net cash proceeds of $50.9 million from our sale of CAR in 2026) and $16.3 million of net cash provided by CAR's discontinued operations for the periods ended September 30, 2026 and 2025, respectively.

•

During the nine months ended September 30, 2026, we used $60.1 million of cash in financing activities, compared to generating $681.9 million of cash from financing activities during the nine months ended September 30, 2025. The increase in cash used in financing activities is primarily due to net repayments of borrowings in excess of new borrowings (proceeds from borrowings less repayment of borrowings) of $77.0 million compared to borrowings, in excess of repayments, of $314.9 million during the same period in 2025 and lower proceeds from the issuance of senior notes of $16.7 million in 2026 compared with $418.3 million in 2025. Offsetting net cash generated in 2025 was the redemption of the remaining $50.0 million of Class B preferred units at $1.00 per unit plus accrued but unpaid interest thereon in March 2025. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. As discussed above, we expect to have continued growth in our receivables base and as a result, expect to continue raising additional capital to fund these acquisitions. Financing activities also included $7.2 million and $6.0 million of net cash used by discontinued operations for the periods ended September 30, 2026 and 2025, respectively.

On September 16, 2026, we completed the sale of our CAR Auto Finance operations. The discussion of cash flows above reflects consolidated cash flows, including CAR’s cash flows through the date of sale. We received approximately $56.2 million in cash consideration ($50.9 million in net cash) and a $15.0 million seller note in connection with the disposition. Cash proceeds from the sale are reflected within investing activities, and the seller note is a noncash investing activity. CAR is presented as discontinued operations for all periods presented. See Note 2, “Discontinued Operations,” to the condensed consolidated financial statements for additional information.

On September 30, 2026 we completed a sale and assignment of the MERCURY word mark and certain related intellectual property rights to an unaffiliated third party for $27.5 million in cash. The transaction did not include the underlying consumer credit card receivables associated with the Mercury-branded program, which remain with the Company. Cash associated with the sale was received subsequent to the end of the period.

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

In June 2007, we entered into a sublease for 1,000 square feet (as later amended to 600 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. ("HBR"), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. We entered into a new lease for our Atlanta headquarters that commenced in June 2022. In connection with this new prime lease, we entered into a new sublease with HBR. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $75,000 for the nine months ended September 30, 2026 and 2025, respectively. The aggregate amount of payments required under the sublease from October 1, 2026 to the expiration of the sublease in May 2027 is $0.1 million.

In January 2013, HBR began leasing the services of certain employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the nine months ended September 30, 2026 and 2025, we received $0.6 million and $0.6 million, respectively, of reimbursed costs from HBR associated with these leased employees.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission ("SEC") or otherwise make public. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; monetary policy by the Federal Reserve; earnings growth; returns on equity; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; inflation; energy prices; the developing metaverse; the use of large language models; changes in the credit quality and fair value of our credit card receivables, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation ("FDIC"), Federal Reserve Board, Federal Trade Commission ("FTC"), Consumer Financial Protection Bureau ("CFPB") and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare private label credit operations; account growth; the performance of investments that we have made, including in technology; operating expenses; marketing plans and expenses; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our private label credit operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; our servicing income levels; gains and losses from investments in securities; experimentation with new products; and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

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

•	merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees;
•	any decline in the use of cards as a payment mechanism or other adverse developments with respect to the credit card industry in general;
•	increases or decreases in interest rates and uncertainty with respect to the interest rate environment;
•	theft and employee errors; and
•	integration risk associated with our acquisition of Mercury.

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

Interest Rate Sensitivity and Market Risk

In the ordinary course of business, we are exposed to various risks, particularly related to our private label credit and general purpose credit cards. These risks primarily relate to interest rate risk, credit risk, market return risk, payment risk and counterparty risk, each of which is described below.

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

		Impact on Pre-Tax earnings if Interest Rates:
	At September 30, 2026	Increase 100 Basis Points	Decrease 100 Basis Points
Notes payable subject to interest rate risk	$1,311.8	$(13.1)	$13.1

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our condensed consolidated balance sheet as of September 30, 2026, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by 10% for the next 12 months. The sensitivity does not factor in other associative impacts that could occur in such a scenario. This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross. Actual results could differ materially from these estimates:

		Impact if Credit Loss Rates:
	At September 30, 2026	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$6,903.2	$6,717.2	$7,089.2
Income (loss) before income taxes		$(186.0)	$186.0

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our condensed consolidated balance sheet as of September 30, 2026, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in required market rates of return by 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included all of our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross. Actual results could differ materially from these estimates:

		Impact if Discount Rates:
	At September 30, 2026	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$6,903.2	$6,823.7	$6,985.0
Income (loss) before income taxes		$(79.5)	$81.8

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our condensed consolidated balance sheet as of September 30, 2026, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in payment rates by 10% for the next 12 months. The sensitivity does not factor in other associative impacts that could occur in such a scenario. This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included only our loans, interest and fees receivable, at fair value. Actual results could differ materially from these estimates:

		Impact if Payment Rates:
	At September 30, 2026	Increase 10 Percent	Decrease 10 Percent
Loans at fair value	$6,903.2	$7,306.0	$6,500.4
Income (loss) before income taxes		$402.8	$(402.8)

Counterparty Risk

We are subject to risk if a counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to acquire loans. We seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of September 30, 2026, we had total borrowings associated with our loans at fair value and our loans at amortized cost of $5.6 billion. Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding and Capital Resources" and Note 10 "Notes Payable" to our condensed consolidated financial statements included herein for further information on our outstanding Notes Payable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation and supervision of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of September 30, 2026, the end of the period covered by this Form 10-Q. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in reports that it files or submits under the Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in internal control over financial reporting

During the quarter ended September 30, 2026, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $7,128.4 million at September 30, 2026, from $6,600.1 million at September 30, 2025. Mercury accounted for $3,065.5 million of the current quarter's receivables. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for 86.8% of our outstanding private label credit receivables as of September 30, 2026. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

Our existing and future levels of indebtedness could adversely affect our financial health, our ability to obtain financing in the future, our ability to react to changes in our business and our ability to fulfill our obligations under the existing indebtedness. As of September 30, 2026, we had $834.0 million of recourse indebtedness outstanding and $5,661.4 million of indebtedness outstanding under warehouse facilities and asset backed securities, all of which is non-recourse indebtedness.

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

The Series B preferred stock rank junior to our Series A preferred stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A preferred stock has been satisfied. The rights of holders of the Series B preferred stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A preferred stock and any future series or class of preferred stock we may issue that ranks senior to the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of September 30, 2026, we had outstanding 400,000 shares of Series A preferred stock and 3,615,022 shares of Series B preferred stock. As of September 30, 2026, we could issue up to 5,984,978 additional shares of preferred stock.

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

We may issue additional shares of the Series B preferred stock and additional series of preferred stock that rank on a parity with the Series B preferred stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B preferred stock and additional series of preferred stock that would rank on a parity with the Series B preferred stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B preferred stock without any vote of the holders of the Series B preferred stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and as of September 30, 2026, we had outstanding 400,000 shares of Series A preferred stock and 3,615,022 shares of Series B preferred stock. As of September 30, 2026, we could issue up to 5,984,978 additional shares of preferred stock. The issuance of additional shares of Series B preferred stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B preferred stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B preferred stock if we do not have sufficient funds to pay dividends on all Series B preferred stock outstanding and other classes of stock with equal priority with respect to dividends.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - July 31	43	$84.74	—	2,000,000
August 1 - August 31	272	$92.57	—	2,000,000
September 1 - September 30	4,087	$92.68	—	2,000,000
Total	4,402	$92.59	—	2,000,000

(1)

Because withholding tax-related stock repurchases are permitted outside the scope of our 2,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 4,402 such shares returned to us during the three months ended September 30, 2026.

(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2026, we are authorized to repurchase 2,000,000 shares of our common stock through June 30, 2028.

The following table sets forth information with respect to our repurchases of Series B preferred stock during the three months ended September 30, 2026.

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

During the three months ended  September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

Atlanticus Holdings Corporation

November 5, 2026	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)